Form 10-K/A
period 1995-09-30
SPYGLASS INC
filed 1996-05-17
CIK 945256

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A1

(MARK ONE)
    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934 [FEE REQUIRED]
         FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         FOR THE TRANSITION PERIOD FROM    TO

COMMISSION FILE NUMBER: 0-26074

                                SPYGLASS, INC.
            (Exact Name of Registrant as Specified in its Charter)

DELAWARE                                                    37-1258139
- -----------------------                                     ------------------
(State or other jurisdiction of                             (I.R.S. Employer
inorporation or organization)                               Identification No.

               1240 EAST DIEHL ROAD, NAPERVILLE, ILLINOIS 60563
             (Address of principal executive offices) (Zip Code)

         1230 EAST DIEHL ROAD, SUITE 304, NAPERVILLE, ILLINOIS 60563
  (Former name, former address and former fiscal year, if changed since last report)

      Registrant's telephone number, including area code: (708) 505-1010

      Securities registered pursuant to Section 12(b) of the Act:  NONE

         Securities registered pursuant to Section 12(g) of the Act:

                         $.01 PAR VALUE COMMON STOCK
                               (Title of Class)
                     Traded on the Nasdaq National Market


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the
Form 10-K.     X
             ----

The aggregate market value of the Common Stock held by non-affiliates of the registrant on October 31, 1995, based upon the closing sale price on that date as reported in The Wall Street Journal was approximately $135,894,264

Registrant had 10,728,114 shares of Common Stock outstanding as of December 13, 1995.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1995 Annual Report to Stockholders for fiscal 1995 are incorporated by reference in Parts II and IV hereof. The Annual Report shall be deemed "filed" with the Commission only with respect to those portions specifically incorporated by reference herein. Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders for fiscal 1995, which was filed with the Securities and Exchange Commission on December 18, 1995, are incorporated by reference into Part III hereof.

                                   PART IV

  ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  The following financial information is incorporated by reference into Part II hereof from the Annual Report

  1. Financial Statements:                                Page in Annual Report

     Report of Independent Accountants                            17

     Balance Sheets at September 30, 1995 and 1994                18

     Statements of Operations for the three years ended
        September 30, 1995                                        19

     Statements of Changes In Redeemable Convertible Preferred
        Stock and Stockholders' Equity for the three years ended
        September 30, 1995                                        20

     Statements Of Cash Flows for the three years ended
        September 30, 1995                                        21

     Notes to the Financial Statements                            22-31

  2. Financial Statement Schedules:

     Report of Independent Accountants on Financial Statement Schedules

     Schedule VIII - Valuation and Qualifying Accounts

     All other schedules have been omitted because they are not applicable, not required, or the information required is included in the consolidated financial statements or notes thereto.

  3. Exhibits

     The exhibits are listed in the accompanying Index to Exhibits immediately following the signature page.

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           SPYGLASS, INC.
                                           --------------
                                           Registrant





Date:  May 17, 1996                        /s/ Gary Vilchick
                                           ---------------------------
                                           Gary Vilchick
                                           Executive Vice President, Finance,
                                           Administration and Operations and
                                           Chief Financial Officer

                               INDEX TO EXHIBITS
                               -----------------



Exhibit No.     Description
- -----------     -----------
3.1*            Amended and Restated Certificate of Incorporation

3.2*            By-laws

4.1*            Specimen certificate for shares of Common Stock

10.1*           1991 Stock Option Plan

10.2*           1995 Stock Incentive Plan

10.3*           1995 Director Stock Option Plan

10.4*           Registration Rights, Right of First Refusal and Right of Co-Sale
                Agreement dated September 20, 1991

10.5            First amendment to Lease between 1230 Diehl Associated Limited
                Partnership and the Registrant dated February 1, 1995. (The lease was previously filed and is incorporated herein by reference from the Company's Registration Statement on Form S-1
                (File No. 33-92174))

10.6*           Lease between Regency Farber Limited Partnership and the
                Registrant dated February 21, 1995

10.7* Employment and Confidentiality Agreement between the Registrant and Douglas P. Colbeth dated April 1, 1991

10.8* Employment and Confidentiality Agreement between the Registrant and Michael F. Tyrrell dated April 29, 1991

10.9* Employment and Confidentiality Agreement between the Registrant and Marcus C. Miller

10.10           Standard form of Employment and Confidentiality Agreement

10.11 Amendment No. 4 to NCSA Mosaic Software License Agreement between the Registrant and the Board of Trustees for the University of Illinois dated June 28, 1995. The NCSA Mosaic
                Software License Agreement was previously filed and is incorporated herein by reference from the Company's Registration
                Statement on Form S-1 (File No. 33-92174)**

10.12*          OEM/Source License Agreement between the Registrant and
                Microsoft Corporation dated December 12, 1994

10.13 RSA Data Security, Inc.-BSAFE/TIPEM OEM Master License Agreement dated August 8, 1995.**

11.1            Statement regarding computation of earnings per share

13.1            Annual Report to Stockholders for the fiscal year ended
                September 30, 1995 (which shall be deemed "filed" only with respect to those portions specifically incorporated by reference herein.)



21.1*           Subsidiaries of the Registrant

23.1            Consent of Independent Accountants




















* Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 33-92174).

** Confidential treatment previously granted by the Securities and Exchange Commission as to certain portions.