Form 10-Q/A
period 1995-12-31
SPYGLASS INC
filed 1996-05-17
CIK 945256

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A1


(Mark One)


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1995

                                       or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________


Commission file number   0-26074
                       ------------

                                 SPYGLASS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                                             37-1258139
- ----------------------------------                                                   -----------------------------------
(State or other jurisdiction of                                                      (I.R.S. Employer
incorporation or organization)                                                       Identification No.)


       1240 E. Diehl Road, 4th Floor, Naperville, IL 60563 (708) 505-1010 (Address of principal executive offices, zip code, registrant's telephone number, including area code)

        1230 E. Diehl Road, Suite 304, Naperville, IL  60563
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X   No
                                                -----    ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                     Outstanding at February 1, 1996
- ---------------------------------------   -------------------------------
Common Stock (par value $.01 per share)               10,762,014

                                    PART II.
                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K

The exhibits are listed in the accompanying Index to Exhibits immediately following the signature page.

(b) Reports on Form 8-K

No Reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

                               INDEX TO EXHIBITS


Exhibit No.               Description
- -----------               -----------
3.1*                      Amended and Restated Certificate of Incorporation

3.2*                      By-laws

4.1*                      Specimen certificate for shares of Common Stock

10.1*                     1991 Stock Option Plan

10.2                      1995 Stock Incentive Plan, as amended

10.3*                     1995 Director Stock Option Plan

10.4*                     Registration Rights, Right of First Refusal and Right of Co-
                          Sale Agreement dated September 20, 1991

10.5**                    First amendment to Lease between 1230 Diehl Associated
                          Limited Partnership and the Registrant dated February 1, 1995. (The lease was previously filed and is incorporated herein by reference from the
                          Company's Registration Statement on Form S-1 (File No. 33-92174))

10.6*                     Lease between Regency Farber Limited Partnership and the
                          Registrant dated February 21, 1995

10.7*                     Employment and Confidentiality Agreement between the
                          Registrant and Douglas P. Colbeth dated April 1, 1991

10.8*                     Employment and Confidentiality Agreement between the
                          Registrant and Michael F. Tyrrell dated April 29, 1991

10.9*                     Employment and Confidentiality Agreement between the
                          Registrant and Marcus C. Miller

10.10**                   Standard form of Employment and Confidentiality Agreement

10.11**                   Amendment No. 4 to NCSA Mosaic Software License
                          Agreement between the Registrant and the Board of Trustees for the University
                          of Illinois dated June 28, 1995.  The  NCSA Mosaic Software License
                          Agreement was previously filed and is incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 33-92174)***



Exhibit No.               Description
- -----------               -----------

10.12 Amendment No. 1 to the OEM/Source License Agreement between the Registrant and Microsoft Corporation dated
                          September 26, 1995. The OEM/Source License Agreement dated December 12, 1994 was previously filed and is incorporated herein by reference from the Company's
                          Registration Statement  on Form S-1 (File No.
                          33-92174)***


10.13                     Technology Cooperation Agreement, Including Amendment of
                          OEM/Source License Agreement between the Registrant and Microsoft
                          Corporation dated December 6, 1995 ***

10.14**                   RSA Data Security, Inc.-BSAFE/TIPEM OEM Master License
                          Agreement dated August 8, 1995 ***



*        Incorporated herein by reference from the Company's
         Registration Statement on Form S-1 (file No. 33-92174)

** Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995

*** Confidential treatment previously granted from the Securities and Exchange Commission as to certain portions