Form 10-Q
period 1996-06-30
SPYGLASS INC
filed 1996-08-13
CIK 945256

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


(Mark One)


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June  30, 1996
                               --------------

                                     or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________


Commission file number   0-26074


                               SPYGLASS, INC.
                               --------------
           (Exact name of registrant as specified in its charter)


Delaware                                             37-1258139
- -------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


1240 E. Diehl Road, 4th Floor, Naperville, IL 60563 (708) 505-1010
- ----------------------------------------------------------------------
             (Address of principal executive offices, zip code, registrant's telephone number, including area code)


       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such
filing requirements for the past 90 days.   Yes __X__     No  ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at August 7, 1996
- ---------------------------------------         -----------------------------
Common Stock (par value $.01 per share)                    11,740,391

                               SPYGLASS, INC.
                                  FORM 10-Q

                                    INDEX

                                                                  Page No.
PART I.          FINANCIAL INFORMATION

Item 1.          Consolidated Balance Sheets
                 June 30, 1996 and September 30, 1995             3

                 Consolidated Statements of Operations
                 Three Months Ended June 30, 1996 and 1995        4
                 Nine Months Ended June 30, 1996 and 1995

                 Consolidated Statement of Changes in
                 Stockholders' Equity
                 Nine Months Ended June 30, 1996                   5

                 Consolidated Statements of Cash Flows
                 Nine Months Ended June 30, 1996 and 1995          6

                 Notes to the Consolidated Financial Statements    7-8

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations               9-12

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K                  13

                 Signatures                                        14

                                SPYGLASS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                              JUNE 30,           SEPTEMBER 30,
(In thousands)                                                                  1996                 1995
- --------------------------------------------------------------------------------------------------------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                 $    33,462         $      34,872
  Accounts receivable, net of allowance for
    doubtful accounts of $279 and $180, respectively                              7,201                 4,314
  Notes receivable                                                                  340                     -
  Prepaid expenses and other assets                                               1,062                   355
  Deferred income taxes                                                           1,963                   199
                                                                            -----------         -------------
     Total current assets                                                        44,028                39,740

Properties, net                                                                   2,726                 1,187
Long-term accounts receivable                                                     1,508                 1,281
Other assets                                                                      1,183                 1,301
                                                                            -----------         -------------
      TOTAL ASSETS                                                          $    49,445         $      43,509
                                                                            ===========         =============

                      LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $     2,705         $       1,964
  Deferred revenues                                                               1,730                 1,634
  Accrued expenses and other liabilities                                            149                   592
                                                                            -----------         -------------
      Total current liabilities                                                   4,584                 4,190

Long-term deferred revenues                                                         725                 1,100
Deferred income taxes                                                               605                   605
                                                                            -----------         -------------
      Total liabilities                                                           5,914                 5,895
                                                                            -----------         -------------

Stockholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares authorized,
    none issued                                                                       -                     -
  Common stock, $.01 par value, 50,000,000 and 15,000,000
    shares authorized, 11,698,580 and 11,406,576 shares
    issued and outstanding, respectively                                            117                   112
  Additional paid-in capital                                                     39,986                36,530
  Retained earnings                                                               3,428                   972
                                                                            -----------         -------------
      Total stockholders' equity                                                 43,531                37,614
                                                                            -----------         -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    49,445         $      43,509
                                                                            ===========         =============



              See accompanying Notes to the Financial Statements

                                SPYGLASS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                   Three Months Ended June 30,    Nine Months Ended June 30,
(In thousands, except per share amounts)              1996           1995           1996           1995
- -----------------------------------------------------------------------------------------------------------
Net revenues:
  World-Wide Web technology revenues                $  6,003       $  2,736      $  15,756       $  6,590
  Data visualization product revenues                      -            418              -          1,292
                                                    --------       --------      ---------       --------
     Total net revenues                                6,003          3,154         15,756          7,882

Cost of revenues                                         519            365          1,440          1,210
                                                    --------       --------      ---------       --------
Gross profit                                           5,484          2,789         14,316          6,672


Operating expenses:
  Sales and marketing                                  1,687            929          4,223          2,071
  Research and development                             1,838            726          4,517          1,677
  General and administrative                             951            574          2,830          1,389
                                                    --------       --------      ---------       --------
     Total operating expenses                          4,476          2,229         11,570          5,137
                                                    --------       --------      ---------       --------

Income from operations                                 1,008            560          2,746          1,535

Other income                                             428             40          1,321            122
                                                    --------       --------      ---------       --------

Income before income taxes                             1,436            600          4,067          1,657

Provision for income taxes                               574            244          1,611            657
                                                    --------       --------      ---------       --------

Net income                                               862            356          2,456          1,000

Accretion of preferred stock dividends                     -            (62)             -           (191)
                                                    --------       --------      ---------       --------

Net income available to common
  stockholders                                      $    862       $    294      $   2,456       $    809
                                                    ========       ========      =========       ========

Earnings  per common share and equivalents:
  Net income                                        $   0.07       $   0.04           0.19       $   0.11

  Net income available to
    common stockholders                             $   0.07       $   0.03           0.19       $   0.09

  Weighted average number of common
    shares and equivalents outstanding                12,853          8,729         12,832          8,729


              See accompanying notes to the Financial Statements

                                SPYGLASS, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                   COMMON STOCK                 ADDITIONAL
                                                          ----------------------------           PAID-IN           RETAINED
(In thousands, except per share amounts)                    SHARES             AMOUNT            CAPITAL           EARNINGS
- ---------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995                             11,406,576        $      112        $   36,530        $       972

 Exercise of stock options                                   292,004                 3               352
 Issuance of incentive stock options                                                                  60
 Tax benefit from exercise of stock options                                                        3,046
 Other                                                                               2                -2
 Net income                                                                                                           2,456
                                                          ----------        ----------        ----------        -----------
BALANCE AT JUNE 30, 1996                                  11,698,580        $      117        $   39,986        $     3,428
                                                          ==========        ==========        ==========        ===========



              See accompanying Notes to the Financial Statements

                                SPYGLASS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    Nine Months Ended June 30,
(In thousands)                                                         1996           1995
- ---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                          $  2,456       $ 1,000
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                          496           137
    Deferred income taxes                                                1,483           457
    Incentive stock option compensation                                     60           126
    Interest income from related party receivables                           -            (3)
    Other                                                                 (201)          (39)
  Changes in operating assets and liabilities:
    Accounts, notes and long-term receivables                           (3,454)       (1,531)
    Inventories                                                              -             6
    Prepaid expenses and other assets                                     (589)          175
    Accounts payable                                                       741           695
    Deferred revenues                                                     (279)          534
    Accrued expenses and other liabilities                                (443)          243
                                                                      --------       -------
    Net cash provided by (used in) operating activities                    270         1,800
                                                                      --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                  (2,035)         (770)
                                                                      --------       -------
    Net cash provided by (used in) investing activities                 (2,035)         (770)
                                                                      --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from exercise of stock options                                  355             4
  Proceeds from initial public offering                                      -        32,222
  Proceeds from exercise of warrants                                         -            20
                                                                      --------       -------
    Net cash provided by (used in) financing activities                    355        32,246
                                                                      --------       -------
Net increase (decrease) in cash and cash equivalents                    (1,410)       33,276

Cash and cash equivalents at beginning of period                        34,872         1,606
                                                                      --------       -------
Cash and cash equivalents at end of period                            $ 33,462       $34,882
                                                                      ========       =======



              See accompanying Notes to the Financial Statements

SPYGLASS, INC.
FORM 10-Q

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 1996


NOTE 1.          BASIS OF PRESENTATION

        On April 17, 1996, the Company acquired OS Technologies Corporation ("OS Tech") and on April 24, 1996, the Company acquired SurfWatch Software, Inc. ("SurfWatch"). These acquisitions have been accounted for under the pooling of interests method of accounting. As a result, all financial information prior to April 17, 1996 and April 24, 1996 includes the accounts and results of operations of OS Tech and SurfWatch, respectively, for all periods presented.

        On November 28, 1995, the Board of Directors approved a two-for-one common stock split to be effected in the form of a 100% stock dividend. This dividend was paid on December 20, 1995 to stockholders of record as of December 6, 1995. All share and per share information in the accompanying financial statements and related notes thereto have been restated to reflect the two-for-one common stock split for all periods presented.

        The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles, although certain information and footnote disclosures normally included in the Company's audited annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. It is suggested that these interim financial statements be read in connection with the audited financial statements for the fiscal years ended September 30, 1995, 1994 and 1993 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

        The results of operations for the interim period ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

NOTE 2.          AUTHORIZED COMMON STOCK

        On January 25, 1996, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 50,000,000.

NOTE 3.          ACQUISITIONS

        On February 2, 1996, the Company issued approximately 230,000 shares of its common stock in exchange for all of the outstanding common stock of Stonehand Inc. (Stonehand). Stonehand, located in Cambridge, Massachusetts, is a leader in core Web technologies including text formatting and internationalization technologies such as SGML, HTML, DSSSL and Unicode.

        On April 17, 1996, the Company issued approximately 87,000 shares of its common stock in exchange for all of the outstanding common stock of OS Tech. OS Tech, located in Cambridge, Massachusetts, develops and licenses WWW conferencing and forum technology.

        On April 24, 1996 the Company issued approximately 470,000 shares of its common stock in exchange for all of the outstanding common stock of SurfWatch. SurfWatch, a Los Altos, California vendor of Internet filtering and parental control software, markets Internet software for blocking access to inappropriate material and has licensed Internet filtering technology to the on-line services industry.

        These acquisitions have been accounted for as pooling of interests and, accordingly, the Company's consolidated financial statements reflect the accounts and operations of Stonehand, OS Tech and SurfWatch for all periods prior to the acquisitions. Separate results of operations for the periods prior to the acquisition of Stonehand, OS Tech and SurfWatch by the Company are summarized as follows:


                          Three Months Ended        Nine Months Ended
                             June 30, 1996            June 30, 1996
Net Revenues:
  Spyglass                $ 5,474,000                 $ 13,840,000
  Stonehand                         -                      540,000
  OS Tech                      20,000                       31,000
  SurfWatch                   509,000                    1,345,000
                          -----------                 ------------
  Combined                $ 6,003,000                 $ 15,756,000

Net Income:
  Spyglass                $    775,000                $ 2,351,000
  Stonehand                    -                           67,000
  OS Tech                       10,000                     -
  SurfWatch                     77,000                     38,000
                          -----------                 ------------
  Combined                $    862,000                $ 2,456,000



                                SPYGLASS, INC.
                                  FORM 10-Q

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS

OVERVIEW

        Spyglass, Inc. ("Spyglass" or the "Company") develops, markets and distributes embeddable World-Wide Web ("WWW" or the "Web") technologies to software developers, on-line service providers and communications device developers. These technologies enable organizations to offer products and services for electronic publishing, commerce and collaboration on the Internet. The Company's two principal products are the Client Software Development Kit ("Client SDK") and the Spyglass Web Server Software Development Kit ("Server SDK"). These kits break out individual pieces of WWW functionality into technology components that are used in combination to build new Web-based applications, or individually to add specific Web capabilities to existing products and services. The company was organized as an Illinois corporation in February 1990 and reincorporated in Delaware in May 1995.

        In February 1996, the Company acquired Stonehand Inc. (Stonehand), a privately-held company based in Cambridge, Massachusetts, for approximately 230,000 shares of common stock in a transaction accounted for as pooling of interests. As a result, all financial information prior to February 2, 1996 includes the accounts and results of operations of Stonehand for all periods presented. Stonehand is a leader in core Web technologies including text formatting and internationalization technologies such as SGML, HTML, DSSSL and Unicode.

        In April 1996, the Company acquired OS Technologies Corporation ("OS Tech") and SurfWatch Software, Inc. ("SurfWatch") for approximately 87,000 and 470,000 shares of common stock, respectively, in transactions accounted for as pooling of interests. As a result, all financial information prior to April 17, 1996 and April 24, 1996 includes the accounts and results of operations of OS Tech and SurfWatch, respectively, for all periods presented. OS Tech, located in Cambridge, Massachusetts, develops and licenses WWW conferencing and forum technology. SurfWatch, a Los Altos, California vendor of Internet filtering and parental control software, markets Internet software for blocking access to inappropriate material and has licensed Internet filtering technology to the on-line services industry.

        These acquisitions significantly enhanced Spyglass core technologies as well as increase product offerings. Additionally, Stonehand and SurfWatch operations have formed the core of new Spyglass research and development facilities in Cambridge, Massachusetts and Los Altos, California, respectively.

The Company pays royalties to the University of Illinois with respect to licenses of the Client SDK. Under its agreement with the University of Illinois, the Company's royalty rate decreased effective January 1, 1995 from
the rate previously in effect.   In addition, the Company pays royalties to RSA
Data Security, Inc. with respect to licenses of the Company's technologies containing certain RSA code. These royalties are reflected in cost of revenues.

        The Company's future results of operations may be affected by, among other factors: the extent to which the market for Internet services and products develops and grows; the Company's ability to market its Web technologies to a broader range of customers; competition from other companies that develop and market Web technologies, as well as from potential OEM and VAR customers which choose to internally develop Web technologies; the Company's ability to develop and introduce new products, such as the Software Development Kits; the success of any products introduced by the Company in the future, and any adverse developments affecting the computer or communications industries in general.

        The Company's quarterly operating results have varied and they may continue to vary significantly depending on factors such as the timing of significant license agreements, the terms of the Company's licensing arrangements with its customers and the timing of new product introductions and upgrades by the Company and its competitors. The Company typically structures its license agreements with customers to require commitments for a significant minimum number of licenses, and license revenues are recognized as the committed licenses are purchased. The license commitments typically provide for these purchases to be made over several quarters. The Company typically experiences the greatest proportion of net revenues in the first quarter of a license arrangement. The Company's net revenue from a license arrangement often declines after the first quarter of the arrangement as the number of copies purchased by the customer declines. Additional revenues from a customer will not be earned unless and until the initial committed levels are exceeded. The Company's revenues in any quarter will therefore depend in significant part on its ability to sell licenses to new customers in that quarter. The Company's expense levels are based in part in expectations of future revenue levels and any shortfall in expected revenue could therefore result in a disproportionate decrease in the Company's net income.


NINE MONTHS ENDED JUNE 30, 1996 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1995

        Revenues for the nine months ended June 30, 1996 increased $7,874,000 or 100%, to $15,756,000 compared to $7,882,000 for the nine months ended June 30, 1995. This increase in revenues was due primarily to revenues from license agreements with new customers for the Client SDK and, to a lesser extent, the Server SDK and SurfWatch and Stonehand technologies. World-Wide Web technology revenues, as a percentage of total net revenues, increased to 100% during the nine months ended June 30, 1996 from 83.6% during the nine months ended June 30, 1995. The Company sold its data visualization product line in September 1995, and reported no revenues from this product line in the nine months ended June 30, 1996 compared to revenue of $1,292,000 from this product line for the nine months ended June 30, 1995.

        Gross profit as a percentage of net revenues was 90.9% for the nine months ended June 30, 1996 compared to 84.6% for the nine months ended June 30, 1995. This increase in gross profit percentage resulted primarily from lower royalty costs reflecting a royalty rate reduction in the University of Illinois license agreement in January 1995 in addition to a change in product mix. This change in product mix resulted from the sale of the data visualization product line in September 1995 (which had higher royalty costs as a percentage of revenue than the Client SDK) and the introduction of the Spyglass Server, which has now been incorporated into the Server SDK, in July 1995 (which has lower royalty costs as a percentage of revenue than the Client SDK).

        Sales and marketing expenses for the nine months ended June 30, 1996 increased $2,152,000, or 104%, to $4,223,000 from $2,071,000 for the nine months ended June 30, 1995, and increased as a percentage of net revenues to 26.8% from 26.3%. The increased expenses reflected higher commission costs (which increased to $530,000 from $286,000 between these periods) and staff additions in sales, marketing, and product support (which increased the cost of salary and related personnel expenses to $1,813,000 from $872,000 between these periods) to support the sale and marketing of Spyglass product lines. Additionally, marketing initiatives, which included a print campaign to increase awareness of its business and products among the business and technology communities, accounted for 12% of the increase in sales and marketing expenses for the nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995.

Research and development expenses for the nine months ended June 30, 1996 increased $2,840,000, or 169%, to $4,517,000 from $1,677,000 for the nine months ended June 30, 1995 and increased as a percentage of net revenues to 28.7% from 21.3%. The increase in research and development costs was due primarily to costs of increased personnel associated with enhancements to existing technologies as well as the development of the Software Development Kits. The Company believes that it is necessary to make significant investments in research and development and acquisitions of new technologies to remain competitive in the Internet software business and expects that these imperatives will continue to increase its research and development expenses in absolute dollars in the future.

        General and administrative expenses for the nine months ended June 30, 1996 increased $1,441,000, or 104%, to $2,830,000 from $1,389,000 for the nine months ended June 30, 1995 and increased as a percentage of net revenues to 18.0% from 17.6%. The increase in general and administrative expenses was due primarily to increases in personnel, which increased salary and related personnel expenses to $1,026,000 from $490,000, as well as expenses related to the acquisitions of Stonehand, OS Tech and SurfWatch, which accounted for 17% of the increase in general and administrative expenses for the nine months ended June 30, 1996 as compared to the nine months ended June 30 ,1995.

        The provision for income taxes for the nine months ended June 30, 1996 increased $954,000 to $1,611,000 from $657,000 for the nine months ended June 30, 1995 as a result of the Company's higher income before income taxes. The provision for income taxes as a percentage of income before income taxes remained constant at approximately 40% for each period. The Company realized $3,258,000 of income tax benefit from the exercise of stock options by employees during the nine months ended June 30, 1996. These amounts have been recorded as a net increase in the Company's deferred income tax asset of $1,647,000 and an increase in additional paid-in capital of $3,258,000.

QUARTER ENDED JUNE 30, 1996 COMPARED WITH QUARTER ENDED JUNE 30, 1995

        Revenues for the quarter ended June 30, 1996 increased $2,849,000 or 90%, to $6,003,000 compared to $3,154,000 for the quarter ended June 30, 1995. This increase in revenues was due primarily to revenues from license agreements with new customers for the Client SDK and, to a lesser extent, the Server SDK
and the SurfWatch and Stonehand technologies.   World-Wide Web technology
revenues, as a percentage of total net revenues, increased to 100% during the June 1996 quarter from 86.7% during the June 1995 quarter. The Company sold its data visualization product line in September 1995, and reported no revenues from this product line in the quarter ended June 30, 1996 compared to revenue of $418,000 from this product line for the quarter ended June 30, 1995.

        Gross profit as a percentage of net revenues was 91.4% for the quarter ended June 30, 1996 compared to 88.4% for the quarter ended June 30, 1995. This increase in gross profit percentage resulted primarily from a change in product mix due to the sale of the data visualization product line in September 1995 (which had higher royalty costs as a percentage of revenue than the Client SDK) and the introduction of the Spyglass Server, which has now been incorporated into the Server SDK, in July 1995 (which has lower royalty costs as a percentage of revenue than the Client SDK).

        Sales and marketing expenses for the quarter ended June 30, 1996 increased $758,000, or 82%, to $1,687,000 from $929,000 for the quarter ended June 30, 1995, but decreased as a percentage of net revenues to 28.1% from 29.5%. The increased expenses reflected higher commission costs (which increased to $256,000 from $120,000 between these periods) and staff additions in sales, marketing, and product support (which increased the cost of salary and related personnel expenses to $707,000 from $367,000 between these periods) to support the sale and marketing of Spyglass product lines. Additionally, marketing initiatives, which included a print campaign to increase awareness of its business and products among the business and technology communities, accounted for 22% of the increase for the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

        Research and development expenses for the quarter ended June 30, 1996 increased $1,112,000, or 153%, to $1,838,000 from $726,000 for the quarter ended June 30, 1995 and increased as a percentage of net revenues to 30.6% from 23.0%. The increase in research and development costs was due primarily to costs of increased personnel associated with enhancements to existing technologies as well as the development of the Software Development Kits.

        General and administrative expenses for the quarter ended June 30, 1996 increased $377,000, or 66%, to $951,000 from $574,000 for the quarter ended June 30, 1995 but decreased as a percentage of net revenues to 15.8% from 18.2%. The increase in general and administrative expenses was due primarily to increases in personnel, which increased salary and related personnel expenses to $351,000 from $195,000, as well as expenses related to the acquisitions of Stonehand, OS Tech and SurfWatch, which accounted for 32% of the increase in general and administrative expenses for the quarter ended June 30, 1996 as compared to the quarter ended June 30 ,1995.

        The provision for income taxes for the quarter ended June 30, 1996 increased $330,000 to $574,000 from $244,000 for the quarter ended June 30, 1995 as a result of the Company's higher income before income taxes. The provision for income taxes as a percentage of income before income taxes remained constant at approximately 40% for each period. The Company realized $368,000 of income tax benefit from the exercise of stock options by employees during the three months ended June 30, 1996. These amounts have been recorded as a net decrease in the Company's deferred income tax asset of $206,000 and an increase in additional paid-in capital of $368,000.

LIQUIDITY AND CAPITAL RESOURCES

        On June 27, 1995, the Company completed an initial public offering of it common stock which provided the Company with net proceeds of approximately $32,145,000. As of June 30, 1996, the Company had no debt and had cash and cash equivalents of $33,462,000 and working capital of $39,444,000. The Company's operating activities provided cash of $270,000 and $1,800,000 for the nine months ended June 30, 1996 and June 30, 1995, respectively.

        The Company's capital expenditures totaled $2,035,000 and $770,000 for the nine months ended June 30, 1996 and 1995, respectively. This increase consists primarily of computer equipment, furniture and leasehold improvements relating to the continued growth of the Company.

        The Company had no material commitments for capital expenditures at June 30, 1996.

        The Company believes that its current cash and cash equivalents, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through at least the twelve-month period ending June 30, 1997.

                               SPYGLASS, INC.
                                  FORM 10-Q

                                  PART II.
                              OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K

The exhibits are listed in the accompanying Index to Exhibits immediately following the signature page.

(b) Reports on Form 8-K

None

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Spyglass, Inc.
                                            ----------------------------------
                                            Registrant





Date:   August 13, 1996                     /s/  Gary Vilchick
                                            ----------------------------------
                                            Gary Vilchick
                                            Executive Vice President, Finance,
                                            Administration and Operations and
                                            Chief Financial Officer

                              INDEX TO EXHIBITS


Exhibit No.      Description
- -----------      -----------

2**** Agreement and Plan of Merger dated as of January 23, 1996 by and among the Registrant, Spyglass Acquisition Corp. and Stonehand Inc.

3.1******        Amended and Restated Certificate of Incorporation, as
                 amended

3.2*             By-laws

4.1*             Specimen certificate for shares of Common Stock

10.1*            1991 Stock Option Plan

10.2***          1995 Stock Incentive Plan, as amended

10.3*            1995 Director Stock Option Plan

10.4** First amendment to Lease between 1230 Diehl Associated Limited Partnership and the Registrant dated February 1, 1995. (The lease was previously filed and is incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 33-92174))

10.5* Lease between Regency Farber Limited Partnership and the Registrant dated February 21, 1995

10.6* Employment and Confidentiality Agreement between the Registrant and Douglas P. Colbeth dated April 1, 1991

10.7* Employment and Confidentiality Agreement between the Registrant and Michael F. Tyrrell dated April 29, 1991

10.8**           Standard form of Employment and Confidentiality Agreement

10.9**           Amendment No. 4 to NCSA Mosaic Software License
                 Agreement between the Registrant and the Board of Trustees for the University of Illinois dated June 28, 1995. The NCSA Mosaic Software License Agreement was previously filed and is incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 33-92174)*****

Exhibit No.               Description
- -----------               -----------
10.12***                  Amendment No. 1 to the OEM/Source License Agreement
                          between the Registrant and Microsoft Corporation dated September 26, 1995. The OEM/Source License
                          Agreement dated December 12, 1994 was previously filed and is incorporated herein by reference from the Company's Registration Statement on Form S-1
                          (File No. 33-92174)*****

10.13*** Technology Cooperation Agreement, Including Amendment of OEM/Source License Agreement between the Registrant and Microsoft Corporation dated
                          December 6, 1995 *****

10.14** RSA Data Security, Inc.-BSAFE/TIPEM OEM Master License Agreement dated August 8, 1995 *****

10.15*******              Sub-Lease Agreement between Rust Environment &
                          Infrastructure, Inc. and the Registrant dated
                          February 6, 1996

10.16*******              Standard Form of Invention and Non-Disclosure
                          Agreement

10.17*******              Standard Form of Non-Disclosure Agreement

27                        Financial Data Schedule





*        Incorporated herein by reference from the Company's
         Registration Statement on Form S-1 (File No. 33-92174)

** Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September
         30, 1995, as amended by an Annual Report on Form 10-K/A filed on May 17, 1996.

*** Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, as amended by a Quarterly Report on Form 10-Q/A filed on May 17, 1996.

**** Incorporated herein by reference from the Company's Current Report on Form 8-K filed February 16, 1996, as amended by a Current Report on Form 8-K/A filed on April 17, 1996.

***** Confidential treatment previously granted by the Securities and Exchange Commission as to certain portions

****** Incorporated herein by reference form the Company's Registration Statement on Form S-8 (File No. 333-04357) filed May 23, 1996.

******* Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.