Form 10-K
period 1996-09-30
SPYGLASS INC
filed 1996-12-24
CIK 945256

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1996
                          -----------------------

                                       or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from           to
                               ---------    -------------

Commission file number   0-26074
                      ---------------

                                 SPYGLASS, INC.
                                 --------------
             (Exact name of Registrant as Specified in its Charter)


DELAWARE                                                     37-1258139
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


       1240 E. DIEHL ROAD, 4TH FLOOR, NAPERVILLE, IL 60563 (630) 505-1010
--------------------------------------------------------------------------
(Address of principal executive offices, zip code, registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          $0.01 PAR VALUE COMMON STOCK
                                (Title of Class)
                      Traded on the Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                 ------

The aggregate market value of the Common Stock held by non-affiliates of the registrant on October 31, 1996, based upon the closing sale price of the Common Stock on the Nasdaq National Market on that date as reported in The Wall Street Journal was approximately $132,555,624.

Registrant had 11,894,387 shares of Common Stock outstanding as of December 10, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1996 Annual Report to stockholders for fiscal 1996 are incorporated by reference in Parts II and IV hereof. The Annual Report shall be deemed "filed" with the Commission only with respect to those portions specifically incorporated by reference herein. Portions of the registrant's definitive Proxy Statement for its Annual Meeting of stockholders for fiscal 1996, which will be filed with the Securities and Exchange Commission on or about January 6, 1997, are incorporated by reference into Part III hereof.

                                     PART I
ITEM 1. BUSINESS

GENERAL

Spyglass(R), Inc. ( "Spyglass" or the "Company" ) develops, markets and distributes World-Wide Web ("WWW") technologies designed to be embedded within Internet devices, software applications and on-line services. The Company began operations in February 1990 and, until 1994, focused substantially all of its resources on its data visualization products sold to the scientific market. The Company sold its data visualization product line in September 1995. In May 1994, the Company entered into an agreement with the University of Illinois which, as amended in August 1994 and June 1995, granted the Company the exclusive right (subject to certain previously granted licenses) to develop, distribute and sublicense commercial products based upon NCSA Mosaic(TM). The Company introduced its commercial version of NCSA Mosaic, Spyglass Mosaic(TM), during the third quarter of fiscal 1994. In July 1995, the Company introduced the Spyglass Server, a software product that manages and controls access to information stored at individual WWW databases or sites. During fiscal 1996, the Company introduced the Spyglass Web Client and the Spyglass Web Server Software Development Kits (SDK). These SDKs are modular and easy to embed within other applications to add Web functionality to other products and services. In December 1996, the Spyglass Web Client and the Spyglass Web Server SDKs were renamed Spyglass Mosaic and Spyglass Web Server, respectively.

During fiscal 1996, the Company significantly enhanced its existing product offerings through a series of acquisitions. On February 2, 1996, the Company acquired Stonehand Inc. ("Stonehand"), a leader in core Web technologies including text formatting and internationalization technologies. On April 17, 1996, the Company acquired OS Technologies Corporation ("OS Tech"), a developer and licensor of WWW conferencing and forum technology. On April 24, 1996, the Company acquired SurfWatch Software, Inc. ("SurfWatch"), a vendor of Internet filtering and parental control software.

A central element of the Company's business strategy is a multi-channel distribution model. The Company provides scalable, adaptable, modular WWW technologies that its customers can customize and incorporate into their products and services for end users. The Company chose this approach because it enables it to leverage the marketing, distribution and development resources of much larger organizations that are strategically focused on offering value-added products and services for the Internet and because it makes most companies publishing information or conducting business on the WWW potential customers of the Company. The Company intends to continue to increase the performance, functionality and flexibility of its technology offerings to meet the evolving needs of Internet users and to continue to invest in building customer awareness of the Spyglass name and the range of Internet technology solutions available from Spyglass.

The Company's future results of operations will be largely dependent upon a number of factors relating to development and acceptance of the Internet as a commercial market and the Company's ability to establish its technologies as widely-accepted in the market. See the "Future Operating Results"
section incorporated by reference into Item 7 of this Annual Report on Form
10-K.

The Company has recently announced an increased strategic focus on the Internet device market. The Company is increasing its focus on the development and marketing of technologies that enable digital devices, such as business productivity products, consumer electronic devices and office equipment, to access the Web. Because this is a new and undeveloped market, there can be no assurance as to the extent of the demand for product offerings of the Company, or the extent to which the Company will be successful in penetrating this market. Moreover, the Company expects its revenue growth to slow during fiscal 1997 as the Company focuses its business strategy toward vendors of Internet-enabled devices, rather than vendors of desktop software applications. In addition, the Company expects to significantly increase its expenditures in product development, marketing and sales which should negatively impact net income during fiscal 1997.

THE INTERNET

The Internet is a worldwide network that links thousands of public and private computer networks. The Internet began in 1969 as a project of the Advanced Research Projects Agency ("ARPA") of the U.S. Department of Defense to connect different types of computers across geographically disparate areas. The ARPA network was designed to allow any computer on the network to communicate with any other computer on the network through an open communications protocol known as TCP/IP.

Until recently, use of the Internet was generally limited to governmental, educational and commercial organizations with a working knowledge of the UNIX operating system and commands, and the primary use made of the Internet was the communication of information via electronic mail. However, there has been a significant growth in the use and popularity of the Internet in the past several years, due in part to the introduction in 1992 of the World Wide Web
(WWW), a client/server system of hyperlinked multimedia databases.

The WWW is based on a client/server system in which certain computers ("servers") store files and respond to requests issued by remote computers ("clients" ) to download the files, thus allowing multiple, geographically dispersed users to view and use the information stored on a single server. The client must contain software, known as a browser, that can read Hyper Text Markup Language (HTML) documents and follow their hypertext links to retrieve and display linked documents from servers. One limitation on the early growth of the WWW was that the browser software initially provided by the European Laboratory for Research Physics (CERN) was text-based and contained limited retrieval and display capabilities.

In January 1993, the National Center for Supercomputing Applications ("NCSA") at the University of Illinois at Urbana-Champaign introduced NCSA Mosaic for X Window on the UNIX platform, the first intuitive, graphical user interface browser for the WWW. The NCSA Mosaic graphical user interface allows users to access the diverse information archives, data protocols and data formats of the Internet using point-and-click, mouse-driven commands. NCSA Mosaic is offered by NCSA to users on a free-with-copyright basis (making it available for use without charge and without the right to distribute). NCSA released a version of NCSA Mosaic for Windows in September 1993.

In order to support the continued growth and popularity of the Internet, certain "infrastructure" elements must expand to handle the resulting increases in Internet demand and traffic. These elements include widespread, inexpensive Internet access, either through Internet access providers or on-line services, and widely available high-speed communications channels to accommodate the increasing number and size of files available for downloading.

PRODUCTS

In fiscal 1995, the Spyglass product line consisted of two core products:
Spyglass Mosaic and the Spyglass Server. In fiscal 1996, the Company focused on making its products more modular and easy to embed within other software applications. As a result, Spyglass Mosaic and the Spyglass Server were rearchitected into the Spyglass Web Client and the Spyglass Web Server Software Development Kits (SDKs). These kits consist of technologies that can be used to add Web functionality to other products and services. In December 1996, the Spyglass Web Client and Spyglass Web Server SDKs were renamed Spyglass Mosaic and Spyglass Web Server, respectively.

SPYGLASS MOSAIC

In April 1996, the Company announced its Spyglass Web Client SDK, later renamed Spyglass Mosaic. Spyglass Mosaic is a kit of technologies that gives software developers, device manufacturers, Internet service providers and other companies the ability to add Web client functionality to their products and services. Spyglass Mosaic provides:



- Support for a variety of multimedia content types, including Hyper Text Markup Language("HTML") 3.2, Plug-ins, Graphics Interchange Format ("GIF"), Joint Photographic Experts Group ("JPEG"), and Audio.
- Support for a variety of networking and application protocols, including Simple Mail Transfer Protocol ("SMTP"), Network News Transfer Protocol ("NNTP"), Socks, Transmission Control Protocol ("TCP"), Private Communications Technology (" PCT"), Secure Sockets Layer ("SSL"), Hyper Text Transfer Protocol ("HTTP"), News, Mailto, Gopher, and File Transfer Protocol ("FTP").
-    Support for authentication schemes, including Basic and Digest.
-    A choice of integration methods, including Spyglass Application
     Programming Interfaces ("APIs").
-    A customizable user interface.
-    Multiple platform availability.



SPYGLASS WEB SERVER

In January 1996, the Company introduced the Spyglass Web Server SDK later renamed Spyglass Web Server (" Web Server"). The Web Server is a kit of technologies that gives software developers the ability to add Web server functionality to their products and services. In addition to a high-performance HTTP engine, the Web Server features:



- Support for multiple APIs, including Common Gateway Interface ("CGI"), WinCGI, Microsoft ISAPI and Spyglass ADI.
- Support for multiple protocols, including TCP/IP and Socks networking protocols, SSL and PCT encryption/payment protocols, and the Web's HTTP protocol.
- Support for authentication mechanisms, including Basic, Digest Internet Protocol ("IP") and Domain.
- Support for content negotiation, allowing for easier interoperability with clients.
-    A set of HTML-based administration tools for easy server management.
- A User Interface Programming Interface (UIPI) for creating custom user interfaces.
-    Multiple platform availability.



In addition to these rearchitected products, the Company introduced several new products to the Internet market during fiscal 1996. These products include:

SURFWATCH PROSERVER

Through the acquisition of SurfWatch, the Company obtained the SurfWatch client filtering product, which works with browser software to block access to potentially objectionable sights. The filtering technology has been integrated with Spyglass server technology to create the SurfWatch ProServer, a proxy server that offers high performance as well as the ability to filter potentially objectionable sights for groups of users from a single point.


The Company introduced SurfWatch ProServer in July 1996. SurfWatch ProServer features:

-  Spyglass' high-performance HTTP engine.
- A caching facility that stores frequently-accessed content for faster delivery.
- Filtering functionality that allows server administrators to exclusively or inclusively filter Internet content.
- SurfWatch content filters that block access to more than 15,000 inappropriate Internet sites.
-  A simple set of administration tools, configurable from a Web browser.
-  Logging and usage tracking capabilities.
-  Multiple platform availability.

SURFWATCH

Spyglass acquired this product with its acquisition of SurfWatch in April 1996. SurfWatch from Spyglass is an easy-to-use, effective software application for screening unwanted material from the Internet. SurfWatch from Spyglass features:

- The ability to block access to a comprehensive list of sites pertaining to violence, hate crimes, drugs/alcohol, and sex.
-    A subscription service for updating the SurfWatch content list.
-    A filter manager for defining custom content filters.
-    A password protected on/off switch.
- The ability to block objectionable Web, News, FTP, Gopher, and Chat content.
-    Multiple platform availability.

WEBNOTES

Spyglass acquired this product with its acquisition of OS Tech in April 1996. WebNotes is a browser-independent conferencing system for establishing discussion groups on the Web. WebNotes features:

-    The ability to be accessed through a Web browser.
-    Customizable conference text and graphics.
- Integrated e-mail capabilities for sending notification of conference activity.
-    Ability to store and post text and graphics.
-    Optimized search and retrieval engine.
-    A real-time database for organizing conference data as soon as its posted.
-    Moderator functions for controlling content and participation.

MARKETING, SALES, AND DISTRIBUTION

The Company distributes its technologies through a multi-channel distribution network of OEMs, VARs and distributors that incorporate client and server technology into their products and services. Spyglass has adopted this distribution model to increase its presence in the marketplace, and to leverage the marketing, distribution and development resources of its customers.
Certain products such as the SurfWatch ProServer, SurfWatch and WebNotes are also sold directly to end users.

As it expands its technologies to serve the non-PC marketplace, the Company is focusing its marketing efforts on a variety of companies including real time operating system (RTOS) vendors, consumer and industrial device manufacturers, software developers, cable companies, Regional Bell Operating Companies(RBOC) and Internet Service Providers (ISP). Efforts include direct marketing campaigns, including conventional and electronic mail efforts, as well as targeting the engineering and trade conferences and shows focused on these markets and industries. In addition, the Company is targeting public relations efforts at analysts, the trade press and other media relevant to the Internet device market.


While the SurfWatch ProServer and SurfWatch products are sold on an OEM basis, they are also marketed to end users via direct mail campaigns. In addition, they are also marketed via a recently formed relationship with a channel vendor, Unidirect. Unidirect has set up a direct marketing unit dedicated to marketing and selling these Spyglass products to end users, operating under the name of Spyglass Direct.

The Company's license arrangements with its customers typically provide for a non-exclusive license to incorporate Spyglass technology into the customer's products and services and distribute the Spyglass technology. These licenses generally provide for royalties based on the number of copies distributed and generally include significant minimum royalty commitments.

As of September 30, 1996, the Company had 15 employees in marketing and 14 in sales. The Company currently operates sales offices located in Cambridge, Massachusetts, San Ramon, California, Morristown, New Jersey, Marina del Rey, California, Central, Hong Kong and Berkshire, United Kingdom.

PARTNER SERVICES

A key element of the Company's business strategy is a commitment to provide extensive support and service to its customers. As such, during fiscal 1996, the Company formed its Partner Services group which is comprised of Professional Services and Customer Support.

Professional Services

Professional Services concentrates on providing services to core Spyglass
markets in conjunction with sales and marketing.   This group is committed to
delivering information and services to enable the Company's customers to quickly incorporate Spyglass technologies into their respective products and services through the following service offerings:

        -    Project Coordination / Pre-sales Consultation
        -    Project Analysis and Review
        -    Requirements Definition
        -    Scope and Estimate Preparation
        -    Design Specification and Test Planning
        -    Custom Engineering Development, Testing, and Delivery
        -    Custom Engineering Documentation
        -    Custom Engineering Planning for Standard Product Inclusion
        -    Technical Support and Information Transfer


As of September 30, 1996, the Company employed 6 employees in its professional services group.

Customer Support

Most of the Company's customers enter into support agreements with the Company for annual fees based upon on the number of products licensed, platforms supported and copies distributed. These support agreements entitle the customer to the backup technical support described below, product upgrades and enhancements, and access to certain complementary technologies that are available to the Company for distribution without charge.

The Company tracks all support requests through a series of customer databases that maintain current status reports as well as historical logs of customer interaction. The Company also assigns a support specialist to each of its customers as a point of contact for resolving issues. These support specialists diagnose and solve technical problems related not only to the Company's products, but also to other software and technologies with which the Company's products interact. In addition, support specialists provide the customer with direct access to the Company's development engineers and report customer and end-user feedback to the Company's development staff. Other types of support provided to the customer include technical reports, documentation, status reports for product upgrades and updates, and support during Beta test and pre-release cycles.

As of September 30, 1996, the Company employed 12 employees in its customer support group.

PRODUCT DEVELOPMENT

Spyglass believes that its future success will depend in large part on its ability to enhance its existing Internet connectivity, infrastructure, and productivity products and to develop other products complementary to these Internet-enabling products as well as being the first to market with critical solutions.

An important factor in the future success of the Spyglass product suite will be the Company's ability to provide products that have more features, better scalability, and higher quality than products available from other vendors. Accordingly, the Company's primary development efforts are focused on improving the scalability and performance of its connectivity and infrastructure productivity software products.

The Company also plans to invest heavily in developing new products that are complementary to existing products and that will augment the overall functionality of its Internet-enabling product suite. In order to respond to rapidly changing competitive and technological conditions, the Company may seek to enhance or expand its product offerings through licensing one or more complementary technologies or products or acquiring one or more complementary companies.

Because many of the significant technologies in the Spyglass product suite are implementations of Internet standard protocols which are constantly evolving, the Company actively participates in a number of Internet standards-setting groups and technical conferences.

As of September 30, 1996, the Company's research and development staff, which is responsible for product development, quality assurance, technical documentation and product coordination, consisted of 88 full-time employees and three part-time employees. From time to time the

Company employs independent contractors for software development, documentation, artistic design and quality reviews. For the fiscal years ended September 30, 1996, 1995 and 1994, research and development expenses were $6,801,000, $2,756,000 and $871,000, respectively, which represented 30%, 23%
and 19% of revenues, respectively. The Company has not capitalized any research and development expenses.


COMPETITION

The market for Internet software is extremely competitive. Moreover, because the Internet is an open system designed to be freely available to computer users worldwide, and because of the increasing popularity of the Internet, the Company expects that it will encounter increased competition in the future. In developing and licensing its technologies, products and services, the Company competes with other Internet device technology and software vendors, on-line service companies, Internet access providers and networking software companies that have developed their own WWW browsers or server products. In addition, the Company considers a significant source of competition to be the prospect
company's internal software development resources.   Furthermore, the increase
in market share of Netscape Communications ("Netscape") and Microsoft Corporation ("Microsoft") in the desktop browser and server market, as well as the Microsoft corporate strategy for Windows, has increased the competitive pressures on Spyglass customers in the browser, server and embedded technology markets.

In licensing its technologies and services aimed at the non-PC device marketplace, the Company expects to compete with Navio Communications ("Navio"), an independent Internet software company in which Netscape has an equity position. Navio, formed in August 1996, has announced plans to deliver core, scaleable software based on Netscape Navigator technology for a wide variety of consumer and non-PC products. While an independent company, Navio has stated that it plans to build its connectivity products on Netscape's browser product, which is well-known, and which Netscape claims has a dominant share of the browser market.

Microsoft began distributing Internet Explorer, a WWW browser based on Spyglass Mosaic, as part of its Windows 95 operating system in August 1995. The Company has a license arrangement with Microsoft which provides a worldwide license to distribute Spyglass Mosaic on multiple platforms on a per copy basis with certain fixed fee provisions. Until December 31, 1998, Microsoft may distribute Spyglass Mosaic (or derivative works thereof) only as part of other Microsoft products. Both the Company and its other OEMs, VARs and distributors may encounter competition from any product offered by Microsoft incorporating browser technology.

Spyglass Mosaic also competes with browser software that is available on the Internet and can be downloaded by users for either no charge or for an extended evaluation period. The University of Illinois makes NCSA Mosaic available on a free-with-copyright basis, and the Company agreed, as part of its licensing arrangement with the University, to make available to the University releases of Spyglass Mosaic (which was incorporated into the Spyglass Web Client SDK) through Release 2.5, which the University will in turn make available on a free-with-copyright basis. While the free availability of NCSA Mosaic could constrain end-user demand for the Company's client products.

the University has agreed not to make NCSA Mosaic available for distribution by resellers.

The Company also encounters significant competition in the licensing of its Web Server. Competition comes from two main sources: server software that is freely available on the Internet and software from other Internet technology companies. NCSA and CERN offer server software that can be downloaded from the Internet by any organization at no charge. These offerings provide the basic functionality necessary for storing and serving WWW content, and thereby satisfy the basic server requirements of many organizations and individuals. While the Company believes, based upon its experience with these products, that these products do not offer the same level of performance, reliability or functionality that the Web Server offers, other commercial vendors of WWW server technology may freely use any or all of the public domain software in their own product offerings, thus greatly reducing development cost and time to market for competitors of the Web Server. In addition, the Company faces significant competition from vendors such as Netscape and Microsoft . Netscape's server products target end-users--those organizations and individuals creating and managing WWW sites. As a result, those products include certain built-in features not included in the Web Server. The
Company has chosen not to incorporate these features in the Web Server in order to concentrate on high-performance core technology to permit licensees to customize their servers to accommodate a number of different solutions and to embed components of the Web Server in a variety of hardware devices. In addition, the Company expects to compete with operating system vendors which include a server product with their offerings. For example, Microsoft offers its Internet Information Server, which runs on Windows NT, free of charge.

The Company also faces competition for its SurfWatch product from other companies who have filtering products, such as Cyber Patrol. The SurfWatch ProServer competes with servers offered by Microsoft and Netscape. WebNotes competes with proprietary solutions such as those provided by Lotus Notes. The Company expects Microsoft and Netscape will offer a conferencing product in the future.

Competition among the current and future suppliers of WWW client and server software could result in significant price competition and reductions in the selling price of the Company's products. Moreover, many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect the Company's revenues or gross margins.

PROPRIETARY RIGHTS

One of the Company's products, Spyglass Mosaic, is based in part on technology licensed to the Company under an agreement with the University of Illinois at Urbana-Champaign. This agreement grants the Company the exclusive (subject to previously granted licenses described below) worldwide right to develop, distribute and sublicense commercial derivative versions of NCSA Mosaic, the Web browser that was originally developed at the National Center for Supercomputing Applications on the University of Illinois campus. The University Agreement provides for royalties based on Spyglass' net revenues from Spyglass Mosaic, and includes cumulative minimum quarterly royalties. This University Agreement has an initial term of five years, with automatic one-year renewals, and is terminable in the event of a material breach by the Company of its obligations thereunder.

Under the University Agreement, the Company was required to provide the University with source code versions of Spyglass Mosaic (which was incorporated into the Spyglass Web Client SDK) through Release 2.5. The University has the right (subject to certain restrictions) to incorporate these releases of Spyglass Mosaic into new releases of NCSA Mosaic, which continues to be available on a free-with-copyright basis to Internet users, and to distribute Spyglass Mosaic (in object code form) on a free-with-copyright basis to organizations for non-commercial academic and research use only. However, the University is not permitted to make NCSA Mosaic or Spyglass Mosaic available for distribution by resellers other than the Company.

The University has informed the Company that, prior to appointing the Company as its exclusive licensing agent, the University granted certain rights with respect to NCSA Mosaic and the Mosaic trademark to approximately 10 organizations, some of which have developed and market WWW browsers based on NCSA Mosaic. Of these companies, Spry (now owned by CompuServe Incorporated), Quarterdeck Corp. and Fujitsu Limited have entered into license agreements with the Company. In addition, the University agreed to list the Company as its contact for commercial licensing of Mosaic and to refer all inquiries regarding commercial development and licensing of Mosaic to the Company.

The University Agreement gives the Company the exclusive right (with certain limited exceptions) to use the University's trademarks "Mosaic" and "NCSA Mosaic" and its spinning globe logo in connection with Spyglass Mosaic on a royalty-free basis (with certain limited exceptions). In addition, the Company has the exclusive right (with certain limited exceptions) to use these marks in connection with the sale of other products for a royalty payment based on net revenues derived from such products. The University has filed an application to register the "NCSA Mosaic" and "Mosaic" trademarks and the spinning globe logo in the United States. Spyglass has registered the name "Spyglass" in the United States and has pending applications to register its red "S" logo and the tag line "Make The Net Work" in the United States. In addition, the Company has filed applications to register the name "Spyglass" in various foreign jurisdictions.

The Company relies upon copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers and others to protect its proprietary technology. Effective trademark, copyright and trade secret protection may not be available in every foreign country in which the Company's products are distributed. The University has no patent protection for NCSA Mosaic, and the Company has filed only one patent application to protect its products. There can be no assurance that the steps taken by the Company (or the University) to protect their respective proprietary technologies will be adequate to prevent misappropriation of their technology by third parties, or that third parties will not be able to independently develop similar technology. In addition, there can be no assurance that other parties will not assert technology infringement claims against the Company.

On September 13, 1995, the Company announced an agreement with RSA Data Security, Inc. allowing the Company to bundle RSA-security products with its Spyglass Mosaic and Web Server. The agreement allows Spyglass to use RSA's BSAFE and TIPEM software developer's kits to build security into Spyglass Mosaic and Web Server. BSAFE is a well-known cryptographer's tool kit, providing the means to add multiple algorithms and modules for encryption and authentication features to any application.

On November 3, 1995, the Company entered into an agreement with the Java Products Group of Sun Microsystems, Inc.("Sun") to license the JAVA programming language, the HOT JAVA browser and related technology. Under the Agreement, the Company is granted the right to distribute the JAVA Runtime interpreter, the HOT JAVA browser and certain JAVA classes and interfaces developed by both Sun and the Company. The Company also has the right to port so-called "platform dependant parts" to other platforms.

EMPLOYEES

As of September 30, 1996, Spyglass employed 156 persons, including 29 in sales and marketing, 88 in research and development, 12 in customer support, 6 in professional services and 21 in finance and administrative functions. None of the Company's employees are represented by a labor union and Spyglass considers its employee relations to be good.

ITEM 2. PROPERTIES

The Company's executive offices are located in Naperville, Illinois (27,841 square feet) and are occupied under a lease that expires in December 1997. The Company also leases research and development facilities in Champaign, Illinois, located near the University of Illinois at Urbana-Champaign, Cambridge, Massachussets and Los Altos, California. The Company leases sales offices in San Ramon, California, Morristown, New Jersey, Marina del Rey, California, Central, Hong Kong and Berkshire, United Kingdom. The Company is evaluating its space needs and will be considering leasing additional space in the near future.

ITEM 3. LEGAL PROCEEDINGS

Unisys Corporation ("Unisys") has announced its intention to require the payment of royalties for the use of compression technology associated with the Graphics Interchange Format ("GIF"), a popular file format based on compression technology patented by Unisys. Spyglass Mosaic has the ability to decompress files, including files stored in GIF. The assertion of these patent rights by Unisys, if successful, could result in additional royalty costs to the Company or prevent the Company's products from enabling users to view files compressed in GIF.

The Company has received a notice from Elk Industries Inc. ("Elk") alleging that one or more of the Company's products infringe a now expired patent owned by Elk. The Company has not concluded its examination of this claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the quarter ended September 30, 1996.


ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT


Name                             Age   Position(s) with the Company
----------------                 ---   ----------------------------
Douglas P. Colbeth..........      41   President, Chief Executive Officer
                                       and Director
Tim Krauskopf...............      33   Chief Technical Officer and Director
Randall T. Littleson........      31   Vice President, Marketing
Michael F. Tyrrell..........      37   Executive Vice President, Business
                                       Development
Gary L. Vilchick............      42   Executive Vice President, Finance,
                                       Administration and Operations and
                                       Chief Financial Officer
Thomas S. Lewicki...........      42   Controller, Treasurer and Secretary


Richard M. Houle...............     41       Executive Vice President,
                                             Development and Services

Mr. Colbeth has been President, Chief Executive Officer and a director of the Company since he joined the Company in April 1991. Prior to joining the Company, Mr. Colbeth spent four years at Stellar/Stardent Computer Corp., a high-end graphics workstation supplier, in various management positions, most recently as Vice President/General Manager of its AVS software business unit. From January 1979 until March 1987, Mr. Colbeth was employed in various sales
and management positions at Prime Computer, Inc., a minicomputer vendor.   Mr.
Colbeth received his B.S. degree in economics from Siena College in 1977 and has completed graduate studies in managerial economics at Rensselaer Polytechnic Institute.

Mr. Krauskopf, a co-founder of the Company, served as Director of Software Development of the Company from its inception in 1990 to October 1994, as Vice President, Research and Development from October 1994 to March 1996 and has been Chief Technical Officer since April 1996. Mr. Krauskopf has been a director of the Company since October 1992. Prior to founding the Company, Mr. Krauskopf was employed at the National Center for Supercomputing Applications at the University of Illinois at Urbana-Champaign for four years in various software development positions. Mr. Krauskopf received his B.S. degree in integrated science from Northwestern University and his M.S. degree in computer science from the University of Illinois at Urbana-Champaign. He is a charter member of the International World-Wide Web Conference Committee.

Mr. Littleson joined the Company as Director, Product Marketing in June 1996 and was promoted to Vice President, Marketing in October 1996. Prior to joining the Company, Mr. Littleson was employed by Seagate Software (formerly Palindrome Corp.), a computer technology company, since 1990, most recently as Director, Product Marketing. Mr. Littleson received his B.S. degree from the University of Michigan in 1987 and his M.B.A. from Keller Graduate School of Management in 1994.

Mr. Tyrrell joined the Company in June 1990 as Vice President, Sales. Mr. Tyrrell has served as Executive Vice President, Business Development since November 1995. Prior to joining the Company, Mr. Tyrrell spent three years as a regional sales manager for Multiflow Computer, Inc., a supercomputer company. Mr. Tyrrell's prior experience includes five years of sales and sales management at Celerity Computing and Prime Computer, Inc. Mr. Tyrrell received his B.S. degree in business administration from the University of New
Hampshire.

Mr. Vilchick joined the Company in December 1995 as Executive Vice President, Finance, Administration and Operations and Chief Financial Officer. Prior to joining the Company, Mr. Vilchick was the Vice President of Finance for Pitney Bowes Logistics Systems for three years, and Controller for Pitney Bowes Management Services for four years prior to that. Mr. Vilchick received his B.S. degree in accounting from the University of Rhode Island. Mr. Vilchick is a Certified Public Accountant.

Mr. Lewicki joined the Company in July 1993 as Controller and was elected Treasurer and Secretary in May 1995. Prior to joining the Company, Mr. Lewicki was the Controller of Hansvedt Industries, Inc., a machine tool manufacturer, from 1988 to 1993. Mr. Lewicki's prior experience includes eight years of accounting and auditing experience at several organizations including the University of Illinois. Mr. Lewicki received his B.S. degree in industrial management from Purdue University and his M.A.S. degree in accountancy from the University of Illinois at Urbana-Champaign. Mr. Lewicki is a Certified Public Accountant.

Mr. Houle joined the Company in November 1996 as Executive Vice President, Development and Services. Prior to joining the Company, Mr. Houle was employed as the Executive Vice President, Operations for Trimark Technology, Inc. from September 1995 through October 1996. Prior to Trimark, Mr. Houle was employed with Sun Microsystems from 1988 through 1995, most recently as Systems Engineering Director.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


On February 2, 1996, the Company issued approximately 230,000 shares of its common stock in exchange for all of the outstanding common stock of Stonehand Inc. On April 17, 1996, the Company issued approximately 87,000 shares of its common stock in exchange for all of the outstanding common stock of OS Technologies Corporation. On April 24, 1996, the Company issued approximately 470,000 shares of its common stock in exchange for all of the outstanding common stock of SurfWatch Software, Inc. No underwriters were engaged in connection with any of the foregoing issuances of securities. The securities issued in the above transactions were issued and sold in reliance upon the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

The remaining information required by this Item is incorporated herein by reference from the sections entitled "Selected Quarterly Data" and "Shares Listed" in the Company's Annual Report to stockholders for the fiscal year ended September 30, 1996 (the "Annual Report").

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference from the section entitled "Selected Financial Data" in the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein be reference from the financial statements contained in the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning directors of the Company is incorporated herein by reference from the section entitled "Election of Directors" included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended September 30, 1996, which will be filed with the Securities and Exchange commission on or about January 6, 1997 (the "1996 Proxy Statement"). The information required by this Item concerning executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned "Additional Item. Executive Officers of the Registrant". The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1996 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the sections entitled "Compensation Committee Interlocks and Insider Participation", "Compensation of Directors", "Executive Compensation" and "Employment and Severance Agreements" included in the 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the section entitled "Beneficial Ownership of Voting Stock" included in the 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the section entitled "Certain Transactions" included in the 1996 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following financial information is incorporated by reference into Part II hereof from the Annual Report

1. Financial Statements:

     Report of Independent Accountants

     Consolidated Balance Sheets at September 30,
     1996 and 1995

     Consolidated Statements of Operations for the three years ended September 30, 1996

     Consolidated Statements of Changes in Redeemable
     Convertible Preferred Stock and Stockholders' Equity for the three years ended September 30, 1996

     Consolidated Statements of Cash Flows for the three years ended September 30, 1996

     Notes to the Consolidated Financial Statements

2. Financial Statement Schedules:

     Report of Independent Accountants on Financial Statement Schedule

     Schedule VIII - Valuation and Qualifying Accounts

     All other schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

3. Exhibits

     The exhibits are listed in the accompanying Index to Exhibits immediately following the signature page.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Spyglass, Inc.
                                                   --------------
                                                   Registrant




Date:   December 23, 1996                          /s/ Gary L. Vilchick
                                                   ----------------------------
                                                   Gary L. Vilchick
                                                   Executive Vice President,
                                                   Finance, Administration and
                                                   Operations and Chief
                                                   Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 23, 1996 by the following persons on behalf of the registrant and in the capacities indicated.

Signature


/s/ Douglas P. Colbeth
--------------------------
     Douglas P. Colbeth
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

/s/ Gary L. Vilchick
--------------------------
     Gary L. Vilchick
     Executive Vice President, Finance, Administration
     and Operations and Chief Financial Officer
     (Principal Financial and Accounting Officer)

/s/ Tim Krauskopf
--------------------------
     Tim Krauskopf
     Director

/s/ William S. Kaiser
--------------------------
     William S. Kaiser
     Director

/s/ Ray Rothrock
--------------------------
     Ray Rothrock
     Director


/s/ Steven R. Vana-Paxhia
--------------------------
     Steven R. Vana-Paxhia
     Director

                      REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of Spyglass, Inc.
Naperville, Illinois:

Our audits of the consolidated financial statements referred to in our report dated October 25, 1996 appearing on page 31 of the 1996 Annual Report to Shareholders of Spyglass, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP

Price Waterhouse LLP

Chicago, Illinois
October 25, 1996

                                 SPYGLASS, INC.
                                 SCHEDULE VIII

                       Valuation and Qualifying Accounts



                                 Balance at  Charged to   Charged              Balance at
                                  beginning   costs and  to other         (1)      end of
Description                       of period    expenses  accounts  Deductions      period
-------------------------------  ----------  ----------  --------  ----------  ----------

SEPTEMBER 30, 1996
Allowance for doubtful accounts    $180,209     301,034         -      11,243    $470,000

SEPTEMBER 30, 1995
Allowance for doubtful accounts      $2,300     184,070         -       6,161    $180,209

SEPTEMBER 30, 1994
Allowance for doubtful accounts      $3,500       2,686         -       3,886      $2,300


(1) - Bad debt write-offs

                               INDEX TO EXHIBITS


Exhibit No.   Description
-----------   -----------

3.1(1) Amended and Restated Certificate of Incorporation of the Registrant, as amended

3.2(2)        By-laws of the Registrant

4.1(2)        Specimen certificate for shares of Common Stock

10.1(2)       1991 Stock Option Plan

10.2(4)       1995 Stock Incentive Plan, as amended

10.3(2)       1995 Director Stock Option Plan

10.4(2) Employment and Confidentiality Agreement between the Registrant and Douglas P. Colbeth dated April 1, 1991

10.5(2) Employment and Confidentiality Agreement between the Registrant Michael F. Tyrrell dated April 29, 1991

10.6 Senior Management Retention Agreement between the Registrant and Doug Colbeth, dated November 1, 1996

10.7 Senior Management Retention Agreement between the Registrant and Tim Krauskopf, dated November 1, 1996

10.8 Senior Management Retention Agreement between the Registrant and Michael Tyrrell, dated November 1, 1996

10.9 Senior Management Retention Agreement between the Registrant and Gary Vilchick, dated November 1, 1996

10.10 Senior Management Retention Agreement between the Registrant and Thomas S. Lewicki, dated November 1, 1996

10.11 Senior Management Retention Agreement between the Registrant and Randall T. Littleson, dated November 1, 1996

10.12 Senior Management Retention Agreement between the Registrant and Richard Houle, dated November 1, 1996

10.13(3)      Standard form of Employment and Confidentiality Agreement

10.14(3) Amendment No. 4 to NCSA Mosaic Software License Agreement between the Registrant and the

           Board of Trustees for the University of Illinois, dated June 28, 1995. (5)

10.15(2) NCSA Mosaic Software License Agreement between the Registrant and the Board of Trustees for the University of Illinois.

10.16(4) Amendment No. 1 to the OEM/Source License Agreement between the Registrant and Microsoft Corporation, dated September 26, 1995. (5)

10.17(2) OEM/Source License Agreement , dated December 12, 1994, between the Registrant and Microsoft Corporation.

10.18(4) Technology Cooperation Agreement, Including Amendment of OEM/Source License Agreement between the Registrant and Microsoft Corporation dated December 6, 1995 (5)

10.19+ Amendment No. 1 dated September 30, 1996, to the Technology Cooperation Agreement, Including Amendment of OEM/Source License Agreement between the Registrant and Microsoft Corporation, dated December 6, 1995

10.20(3)   RSA Data Security, Inc.-BSAFE/TIPEM OEM Master License
           Agreement dated August 8, 1995 (5)

10.21(6)   Sub-Lease Agreement between Rust Environment &
           Infrastructure, Inc. and the Registrant dated February 6, 1996

10.22(6)   Standard Form of Invention and Non-Disclosure Agreement

10.23(6)   Standard Form of Non-Disclosure Agreement

11.1       Statement Regarding Computation of Earnings per Share

13.1 Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1996 (only those portions specifically incorporated by reference herein are filed herewith).

21.1       Subsidiaries of the Registrant

23.1       Consent of Price Waterhouse LLP


27         Financial Data Schedule

(1) Incorporated herein by reference from the Company's Registration Statement on Form S-8 (File No. 333-04357) filed May 23, 1996.

(2) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 33-92174).

(3) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, as amended by an Annual Report on Form 10-K/A filed on May 17, 1996.

(4) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, as amended by a Quarterly Report on Form 10-Q/A filed on May 17, 1996.

(5) Confidential treatment previously granted by the Securities and Exchange Commission as to certain portions.

(6) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

    + Confidential treatment requested as to certain portions.