Form 10-Q
period 1996-12-31
SPYGLASS INC
filed 1997-02-14
CIK 945256

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1996

                                       or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number   0-26074
                         -------

                                 SPYGLASS, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

Delaware                                                37-1258139
-----------------                                       -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


       1240 E. Diehl Road, 4th Floor, Naperville, IL 60563 (708) 505-1010
       ------------------------------------------------------------------
(Address of principal executive offices, zip code, registrant's telephone number, including area code)

                    ----------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X       No
                                                 ---         ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                  Outstanding at February 5, 1997
--------------------------------------      -------------------------------
Common Stock (par value $.01 per share)             12,005,426

                                 SPYGLASS, INC.
                                   FORM 10-Q

                                     INDEX



                                                                      Page No.
                                                                      --------
 PART I.   FINANCIAL INFORMATION

 Item 1.   Consolidated Balance Sheets
           December 31, 1996 and September 30, 1996                      3

           Consolidated Statements of Operations
           Three Months Ended December 31, 1996 and 1995                 4

           Consolidated Statement of Changes in Stockholders' Equity
           Three Months Ended December 31, 1996                          5

           Consolidated Statements of Cash Flows
           Three Months Ended December 31, 1996 and 1995                 6

           Notes to the Consolidated Financial Statements                7

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           8

 PART II.  OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                              13

           Signatures                                                    14

                                SPYGLASS, INC.
                          Consolidated Balance Sheets

                                                                (Unaudited)
                                                               December 31, September 30,
(In thousands)                                                     1996           1996
------------------------------------------------------------------------------------------
                            ASSETS
Current assets:
  Cash and cash equivalents                                    $ 17,438    $    16,490
  Short-term investments                                         16,094         17,593
  Accounts receivable, net of allowance for
     doubtful accounts of $350 and $470, respectively             4,407          7,608
  Prepaid expenses and other assets                               1,935          2,094
  Deferred income taxes                                           1,039              -
                                                               --------    -----------
    Total current assets                                         40,913         43,785

Properties, net                                                   4,197          3,377
Long-term accounts receivable                                       628            618
Other assets                                                      1,408            989
                                                               --------    -----------
    TOTAL ASSETS                                               $ 47,146    $    48,769
                                                               ========    ===========

                     LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $  2,130    $     2,160
  Deferred revenues                                               1,614          1,453
  Accrued compensation and related benefits                         562            952
  Accrued expenses and other liabilities                            232            103
                                                               --------    -----------
    Total current liabilities                                     4,538          4,668

Long-term deferred revenues                                         158            210
                                                               --------    -----------

    Total liabilities                                             4,696          4,878
                                                               --------    -----------

Stockholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares authorized,
    none issued                                                       -              -
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 11,912,015 and 11,819,545 shares
    issued and outstanding, respectively                            119            118
  Additional paid-in capital                                     39,444         39,341
  Retained earnings                                               2,887          4,432
                                                               --------    -----------
    Total stockholders' equity                                   42,450         43,891
                                                               --------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 47,146    $    48,769
                                                               ========    ===========


        See accompanying Notes to the Consolidated Financial Statements

                                SPYGLASS, INC.
                    Consolidated Statements of Operations
                                 (Unaudited)

                                            THREE MONTHS ENDED DECEMBER 31,
(In thousands, except per share amounts)           1996          1995
--------------------------------------------------------------------------------
Net revenues:
  World-Wide Web technology revenues                $  3,014    $ 4,322
  Service revenues                                       871        431
                                                    --------    -------
    Total net revenues                                 3,885      4,753

Cost of revenues:
  Cost of technology revenues                            279        483
  Cost of service revenues                               180          -
                                                    --------    -------
    Total cost of revenues                               459        483
                                                    --------    -------

Gross profit                                           3,426      4,270

Operating expenses:
  Sales and marketing                                  1,814      1,317
  Research and development                             2,925      1,191
  General and administrative                           1,618        900
                                                    --------    -------
    Total operating expenses                           6,357      3,408
                                                    --------    -------

Income (loss) from operations                         (2,931)       862

Other income                                             439        462
                                                    --------    -------

Income (loss) before income taxes                     (2,492)     1,324

Income tax provision (benefit)                          (947)       482
                                                    --------    -------

Net income (loss)                                   $ (1,545)   $   842
                                                    ========    =======
Earnings (loss) per common share and equivalents:

  Net income (loss)                                 $  (0.12)   $  0.07
  Weighted average number of common
    shares and equivalents outstanding                12,694     12,929
                                                    ========    =======




       See accompanying Notes to the Consolidated Financial Statements

                                SPYGLASS, INC.
                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)

                                                          COMMON STOCK         ADDITIONAL
                                                      ---------------------    PAID-IN    RETAINED
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                    SHARES       AMOUNT    CAPITAL    EARNINGS
--------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996                         11,819,545   $    118   $ 39,341   $  4,432

 Exercise of stock options                                92,470          1         83
 Issuance of incentive stock options                                                20
 Net income (loss)                                                                         (1,545)
                                                      ----------   --------   --------   --------
BALANCE AT DECEMBER 31, 1996                          11,912,015   $    119   $ 39,444   $  2,887
                                                      ==========   ========   ========   ========




        See accompanying Notes to the Consolidated Financial Statements

                                SPYGLASS, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                         THREE MONTHS ENDED DECEMBER 31,
(In thousands)                                                 1996         1995
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                        $ (1,545)    $    842
    Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
     Depreciation and amortization                                374          135
     Deferred income taxes                                     (1,039)      (1,746)
     Incentive stock option compensation                           20           21
     Other                                                          -         (201)
    Changes in operating assets and liabilities:
     Accounts and long-term receivables                         3,191         (448)
     Prepaid expenses and other assets                           (260)         (48)
     Accounts payable                                             (30)        (139)
     Deferred revenues                                            109           62
     Accrued compensation and related benefits                   (390)          (3)
     Accrued expenses and other liabilities                       129         (274)
                                                             --------     --------
     Net cash provided by (used in) operating activities          559       (1,799)
                                                             --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Short-term investments, net activity                        1,499            -
    Capital expenditures                                       (1,194)        (230)
                                                             --------     --------
     Net cash provided by (used in) investing activities          305         (230)
                                                             --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from exercise of stock options, including
       tax related benefits                                        84        2,565
                                                             --------     --------
     Net cash provided by financing activities                     84        2,565
                                                             --------     --------
Net increase in cash and cash equivalents                         948          536

Cash and cash equivalents at beginning of period               16,490       34,872
                                                             --------     --------
Cash and cash equivalents at end of period                   $ 17,438     $ 35,408
                                                             ========     ========



        See accompanying Notes to the Consolidated Financial Statements

                                 SPYGLASS, INC.
                                   FORM 10-Q

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               DECEMBER 31, 1996



NOTE 1.  BASIS OF PRESENTATION
         ---------------------

                The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, although certain information and footnote disclosures normally included in the Company's audited annual consolidated financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. It is suggested that these interim financial statements be read in connection with the audited consolidated financial statements for the fiscal years ended September 30, 1996, 1995 and 1994 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

                The results of operations for the interim period ended December 31, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

NOTE 2.  MICROSOFT AMENDMENT

                On January 21, 1997, the Company amended its license arrangement with Microsoft Corporation ("Microsoft"). This amendment converted Microsoft's existing license for the Spyglass Mosaic browser technology into a fully paid-up license in consideration of an additional $8,000,000 payment from Microsoft. This payment consisted of $7,500,000 in cash and $500,000 in software and product maintenance. Spyglass will recognize the revenue from this payment in the second quarter of fiscal year 1997 ending March 31, 1997.

                                 SPYGLASS, INC.
                                   FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Spyglass, Inc. ("Spyglass" or the "Company") was organized as an Illinois corporation in February 1990 and reincorporated in Delaware in May 1995. Spyglass entered the Internet market during fiscal 1994 and from fiscal 1994 through fiscal 1996, focused its efforts on developing, marketing and distributing World Wide Web ("WWW" or "Web") client and server technologies for incorporation into a variety of Internet-based products and services. In fiscal 1997, the Company is focusing on the development, marketing and distribution of its technologies to the Internet device market. This market consists of non-PC devices and the underlying Internet infrastructure.
Spyglass markets Internet connectivity products to a variety of companies such as real time operating system (RTOS) vendors and consumer and industrial device manufacturers in the device segment of this market and Internet infrastructure and application products to a variety of companies such as the Regional Bell Operating Companies (RBOCs), telephone companies, cable companies, Internet Service Providers (ISPs) and internetworking hardware providers in the infrastructure segment of this market. These technologies are designed to be embedded within Internet devices, software applications and on-line services to bring Web functionality to these products and services. Spyglass technology offerings include Spyglass Mosaic, Spyglass Web Server ("Web Server"), SurfWatch ProServer, SurfWatch and SurfWatch for Microsoft Proxy Server which began shipping in January 1997. Spyglass Web technology can be found embedded inside various end-user products, including but not limited to televisions, database applications, set-top boxes, CAD-CAM software, network computers and consumer kiosks. Prior to fiscal 1994, the Company focused its efforts on the scientific data visualization tools market; this product line was sold in fiscal 1995.

     Spyglass acquired Stonehand Inc. ("Stonehand"), OS Technologies Corporation ("OS Tech") and SurfWatch Software, Inc. ("SurfWatch"), in February 1996, April 1996 and April 1996, respectively, in transactions accounted for as pooling of interests. All financial information presented includes the accounts and results of operations of these companies for all periods presented.

     The Company pays royalties to the University of Illinois with respect to licenses of Spyglass Mosaic. Under its agreement with the University of Illinois, the Company's royalty rate decreased effective January 1, 1995 from
the rate previously in effect.   In addition, the Company pays royalties to RSA
Data Security, Inc. with respect to licenses of the Company's technologies containing certain RSA code; Sun Microsystems, Inc. with respect to licenses of the

Company's technologies containing certain Java code and to Versant Industries, Inc with respect to licenses of SurfWatch ProServer. These royalties are reflected in cost of revenues.

     This Form 10-Q contains a number of forward-looking statements. Any statements contained herein (including without limitation statements to the effect that the Company or its management "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below.

     The Company has announced an increased strategic focus on the Internet device market. The Company is focused on the development and marketing of technologies that enable devices, such as business productivity products, consumer electronic devices and office equipment, to access the Web. Because this is a new and undeveloped market, there can be no assurance as to the extent of the demand for product offerings similar to those of the Company, or the extent to which the Company will be successful in penetrating this market. Moreover, the Company expects that its revenues may be adversely affected during fiscal 1997 as the Company redirects its business strategy toward vendors of Internet-enabled devices, rather than vendors of desktop software applications. In addition, the Company expects to significantly increase its expenditures in product development, marketing and sales in order to position itself as a leader in the Internet device market, which should negatively impact net income during fiscal 1997.

     Other factors that may affect the Company's future results of operations include, but are not limited to, the extent to which the market for Internet services and products develops and grows; competition from other companies that develop and market Web technologies, as well as from potential OEM customers which choose to internally develop Web technologies; the Company's ability to develop and introduce new products, such as SurfWatch for Microsoft Proxy Server; the success of any products introduced by the Company in the future; the performance of the Company's customers who incorporate the Company's technology into their products; claims of infringement of third party proprietary rights resulting in restrictions on the Company's ability to distribute certain products or to include particular features in its products, or requiring the Company to pay royalties in connection with the distribution of its products; and any adverse developments affecting the computer or communications industries in general.

     The Company's quarterly operating results have varied and they may continue to vary significantly depending on factors such as the timing of significant license agreements, the terms of the Company's licensing arrangements with its customers and the timing of new product introductions and upgrades by the Company and its competitors. The Company typically structures its license agreements with customers to require commitments for a significant minimum number of licenses, and license revenues are recognized as the committed licenses are purchased. The Company typically realizes the greatest proportion of net revenues in the first quarter of a license arrangement. Additional revenues from a customer will not be earned unless and until the initial committed levels are exceeded. The Company's revenues in any quarter will therefore depend in significant part on its ability to sell licenses to new customers in that quarter in addition to the timing of product deployment by its customers. The Company typically structures its professional service agreements with customers to recognize revenue on the percentage of completion method of accounting. The Company's expense levels are based in part on expectations of future revenue levels and any shortfall in expected revenue could therefore result in a disproportionate decrease in the Company's net income.

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1995

     Technology revenues for the three months ended December 31, 1996 decreased $1,308,000 or 30%, to $3,014,000 compared to $4,322,000 for the three months ended December 31, 1995. This decrease in revenues was due primarily to a significant decline in revenues from vendors of desktop software applications as the Company has increased its strategic focus on the Internet device market. The Company did not recognize any revenue in the quarter ended December 31, 1996 from Microsoft in excess of the minimum quarterly payment due under the license agreement with Microsoft with respect to the licensed Spyglass software used in the Microsoft Internet Explorer product. Subsequent to the quarter end, on January 21, 1997, the Company amended its license arrangement with Microsoft Corporation. This amendment converted Microsoft's existing license for the Spyglass Mosaic browser technology into a fully paid-up license in consideration of an additional $8,000,000 payment from Microsoft. This payment consisted of $7,500,000 in cash and $500,000 in software and product maintenance. Spyglass will recognize the revenue from this payment in the second quarter of fiscal year 1997 ending March 31, 1997.

     Service revenues for the three months ended December 31, 1996 increased $440,000, or 102%, to $871,000 compared to $431,000 for the three months ended December 31, 1995. During the quarter ended June 30, 1996, the Company formed a Partner Services group to service the Internet device market. This group is comprised of customer support and professional services. The increase in service revenues was due primarily to the increase in the number of professional services agreements entered into by the Company. Revenues from professional services approximated $303,000 in the current quarter. The Company expects service revenues to increase both in absolute dollars and as a percentage of revenues during fiscal 1997.

     Gross profit as a percentage of revenues was 88.2% for the three months ended December 31, 1996 compared to 89.8% for the three months ended December 31, 1995. This decrease in gross profit percentage resulted primarily from an increase in service revenues, as a percentage of revenues, which have significantly higher costs as a percentage of revenues than Spyglass technology revenues. The Company expects gross profit, as a percentage of revenues, to decline throughout fiscal 1997 as service revenues increase as a percentage of revenues.

     Sales and marketing expenses for the three months ended December 31, 1996 increased $497,000, or 38%, to $1,814,000 from $1,317,000 for the three months ended December 31, 1995, and increased as a percentage of revenues to 46.7% from 27.7%. The increased expenses reflected staff additions in sales, marketing, and customer support (which increased the cost of salary and related personnel expenses to $837,000 from $590,000 between these periods) to support the sales, marketing and support of Spyglass product lines in addition to higher commission costs (which increased to $187,000 from $116,000 between these periods) due primarily to a change in the commission structure of Spyglass as well as a change in the former commission structures of Stonehand, OS Tech and SurfWatch to conform to the commission structure of Spyglass. Additionally, certain marketing initiatives, which included a print campaign to increase awareness of its products among the business and technology communities, accounted for $124,000 of the increase in sales and marketing expenses for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. The Company expects to increase its sales and marketing expenses throughout fiscal 1997 as the Company focuses its efforts on the Internet device market.

     Research and development expenses for the three months ended December 31, 1996 increased $1,734,000, or 146%, to $2,925,000 from $1,191,000 for the three months ended December 31, 1995 and increased as a percentage of revenues to 75.3% from 25.1%. The increase in research and development costs was due primarily to costs of increased personnel associated with enhancements to existing technologies as well as the development of new technologies. The Company believes that it is necessary to make significant investments in research and development and acquisitions of new technologies to remain competitive in the Internet software business and establish a leadership position in the emerging Internet device market. The Company's current plans include increasing research and development expenses throughout fiscal 1997.

     General and administrative expenses for the three months ended December 31, 1996 increased $718,000, or 80%, to $1,618,000 from $900,000 for the three months ended December 31, 1995 and increased as a percentage of revenues to 41.6% from 18.9%. In order to effectively and rapidly transition the focus of the Company from the desktop market to the Internet device market it was necessary to incur significantly more conference, travel and meeting expenses, which increased general and administrative expenses by $324,000 for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. Additional increases in general and administrative costs were due to an increase in personnel (which increased salary and related personnel expenses to $508,000 from $394,000) required to support the growth of the Company and an increase in bad debt expense (which increased to $246,000 from $48,000) related to certain customer accounts. The increase in bad debt expense was primarily due to the write-off of accounts for vendors of desktop software products.

     The Company recorded an income tax benefit of $947,000 for the three months ended December 31, 1996, compared to a provision for income taxes of $482,000 for the three months ended December, 1995, as a result of the Company's loss before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had no debt and had cash and cash equivalents of $17,438,000, short-term investments of $16,094,000 and working capital of $36,375,000. The Company's operating activities provided cash of $559,000 for the three months ended December 31, 1996 and used cash of $1,799,000 for the three months ended December 31, 1995.

     The Company's net accounts receivable decreased to $5,035,000 at December 31, 1996 from $8,226,000 at September 30, 1996. This decrease was primarily due to a decrease in revenues in addition to increased collection efforts of the Company.

     The Company's capital expenditures totaled $1,194,000 and $230,000 for the three months ended December 31, 1996 and 1995, respectively. This increase consists primarily of computer equipment, furniture and leasehold improvements relating to the continued growth of the Company. The Company has entered into agreements with various vendors to improve and enhance its finance, human resources and customer support information systems. The Company does not believe that its capital expenditure commitments are material to its overall financial position or operating results.

     The Company believes that its current cash and cash equivalents, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through at least the twelve-month period ending December 31, 1997.

                                 SPYGLASS, INC.
                                   FORM 10-Q

                                    PART II.
                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K

The exhibits are listed in the accompanying Index to Exhibits immediately following the signature page.

(b) Reports on Form 8-K

No Reports on Form 8-K were filed during the quarter covered by this Report on Form 10-Q.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Spyglass, Inc.
                                             --------------
                                             Registrant






Date:   February 13, 1996                    /s/  Gary Vilchick
                                             ------------------
                                             Gary Vilchick
                                             Executive Vice President, Finance,
                                             Administration and Operations and
                                             Chief Financial Officer

                               INDEX TO EXHIBITS



Exhibit No.       Description
-----------       -----------
10.1              Amendment No. 2 to the Technology Cooperation Agreement,
                  Including Amendment of OEM/Source License Agreement
                  between the Registrant and Microsoft Corporation, dated
                  January 21, 1997.

10.2(1) Amendment No. 1 to the OEM/Source License Agreement between the Registrant and Microsoft Corporation, dated
                  September 26, 1995. (3)

10.3(2) OEM/Source License Agreement, dated December 12, 1994, between the Registrant and Microsoft Corporation.

10.4(1)           Technology Cooperation Agreement, Including Amendment of
                  OEM/Source License Agreement between the Registrant and
                  Microsoft Corporation dated December 6, 1995 (3)

10.5(4)(+)        Amendment No. 1, dated September 30, 1996, to the
                  Technology Cooperation Agreement, Including Amendment of
                  OEM/Source License Agreement between the Registrant and
                  Microsoft Corporation, dated December 6, 1995


27                Financial Data Schedule

(1)  Incorporated herein by reference from the Company's Quarterly Report
     Form 10-Q for the quarter ended December 31, 1995, as amended by a Quarterly Report on Form 10-Q/A filed on May 17, 1996.

(2) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 33-92174)

(3) Confidential treatment previously granted by the Securities and Exchange
    Commission as to certain portions

(4) Incorporated herein by reference from the Company's Annual Report on Form
    10-K for the year ended September 30, 1996.

(+) Confidential treatment requested as to certain portions.

                                      15