Form 10-Q
period 1997-03-31
SPYGLASS INC
filed 1997-05-14
CIK 945256

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

                                       or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number   0-26074
                        ---------

                                 SPYGLASS, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                            37-1258139
-------------------------------                     ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


      1240 E. Diehl Road, 4th Floor, Naperville, IL 60563 (630) 505-1010
      ------------------------------------------------------------------
(Address of principal executive offices, zip code, registrant's telephone number, including area code)

              _________________________________________________
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such
filing requirements for the past 90 days.   Yes __X__     No  ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              Class                             Outstanding at April 30, 1997
---------------------------------------         -----------------------------
Common Stock (par value $.01 per share)                 12,049,567

                                 SPYGLASS, INC.
                                   FORM 10-Q

                                     INDEX



                                                                       Page No.
                                                                       --------
 PART I.   FINANCIAL INFORMATION

 Item 1.   Consolidated Balance Sheets
           March 31, 1997 and September 30, 1996                          3

           Consolidated Statements of Operations
           Three Months Ended March 31, 1997 and 1996
           Six Months Ended March 31, 1997 and 1996                       4

           Consolidated Statements of Changes in Stockholders' Equity
           Six Months Ended March 31, 1997                                5

           Consolidated Statements of Cash Flows
           Six Months Ended March 31, 1997 and 1996                       6

           Notes to the Consolidated Financial Statements                 7

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9

 PART II.  OTHER INFORMATION

 Item 4.   Submission of Matters to a Vote of Security Holders            15

 Item 6.   Exhibits and Reports on Form 8-K                               16

           Signatures                                                     17

                                SPYGLASS, INC.
                         Consolidated Balance Sheets

                                                                                             (UNAUDITED)
                                                                                               MARCH 31,          SEPTEMBER 30,
(In thousands)                                                                                    1997                1996
-------------------------------------------------------------------------------------------------------------------------------
                                        ASSETS
Current assets:
  Cash and cash equivalents                                                                $       20,693          $     16,490
  Short-term investments                                                                           16,148                17,593
  Accounts receivable, net of allowance for
   doubtful accounts of $350 and $470, respectively                                                 4,940                 7,608
  Prepaid expenses and other assets                                                                 2,656                 2,094
                                                                                           --------------           -----------
   Total current assets                                                                            44,437                43,785

Properties, net                                                                                     4,631                 3,377
Long-term accounts receivable                                                                         305                   618
Other assets                                                                                        1,368                   989
                                                                                           --------------          ------------
   TOTAL ASSETS                                                                            $       50,741          $     48,769
                                                                                           ==============          ============
       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                         $        2,444          $      2,160
  Deferred revenues                                                                                 1,026                 1,453
  Accrued compensation and related benefits                                                         1,192                   952
  Accrued restructuring costs                                                                         800                     -
  Accrued expenses and other liabilities                                                               85                   103
  Deferred income taxes                                                                               216                     -
                                                                                           --------------          ------------
   Total current liabilities                                                                        5,763                 4,668

Long-term deferred revenues                                                                           105                   210
                                                                                           --------------          ------------
   Total liabilities                                                                                5,868                 4,878
                                                                                           --------------          ------------
Stockholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares authorized,
   none issued                                                                                          -                     -
  Common stock, $.01 par value, 50,000,000 shares
   authorized, 12,034,273 and 11,819,545 shares
   issued and outstanding, respectively                                                               120                   118
  Additional paid-in capital                                                                       39,815                39,341
  Retained earnings                                                                                 4,938                 4,432
                                                                                           --------------          ------------
   Total stockholders' equity                                                                      44,873                43,891
                                                                                           --------------          ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $       50,741          $     48,769
                                                                                           ==============          ============





        See accompanying Notes to the Consolidated Financial Statements
                                       3

                                SPYGLASS, INC.
                    Consolidated Statements of Operations


                                 (Unaudited)

                                         THREE MONTHS ENDED MARCH 31,           SIX MONTHS ENDED MARCH 31,
(In thousands, except per share amounts)     1997            1996                  1997            1996
-----------------------------------------------------------------------      -----------------------------
Net revenues:
 World-Wide Web technology revenues      $  10,961       $   4,205               $  13,975       $   8,527
 Service revenues                            1,054             795                   1,925           1,226
                                         ---------       ---------               ---------       ---------
  Total net revenues                        12,015           5,000                  15,900           9,753

Cost of revenues:
 Cost of technology revenues                   847             408                   1,126             891
 Cost of service revenues                      360              30                     540              30
                                         ---------       ---------               ---------       ---------
  Total cost of revenues                     1,207             438                   1,666             921
                                         ---------       ---------               ---------       ---------
Gross profit                                10,808           4,562                  14,234           8,832

Operating expenses and other:
 Sales and marketing                         2,216           1,219                   4,030           2,536
 Research and development                    3,435           1,488                   6,360           2,679
 General and administrative                  1,502             979                   3,120           1,879
 Restructuring charge                          900               -                     900               -
                                         ---------       ---------               ---------       ---------
Income (loss) from operations                2,755             876                    (176)          1,738
Other income                                   553             431                     992             893
                                         ---------       ---------               ---------       ---------
Income before income taxes                   3,308           1,307                     816           2,631
Income tax provision                         1,257             555                     310           1,037
                                         ---------       ---------               ---------       ---------
Net income                               $   2,051       $     752               $     506       $   1,594
                                         =========       =========               =========       =========
Earnings per common share
 and equivalents:
 Net income                              $    0.16       $    0.06               $    0.04       $    0.12
 Weighted average number of common
  shares and equivalents outstanding        12,736          12,962                  12,759          12,927
                                         =========       =========               =========       =========


        See accompanying Notes to the Consolidated Financial Statements

                                SPYGLASS, INC.
          Consolidated Statements of Changes in Stockholders' Equity
                                 (UNAUDITED)

                                                                    COMMON STOCK                ADDITIONAL
                                                              -------------------------           PAID-IN           RETAINED
(In thousands, except share amounts)                          SHARES             AMOUNT            CAPITAL           EARNINGS
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                                11,912,015        $      119        $   39,444        $     2,887
  Exercise of stock options                                    122,258                 1               251
  Issuance of incentive stock options                                                                   20
  Issuance of incentive stock options
   related to restructuring                                                                            100
  Net income                                                                                                            2,051
                                                            ----------        ----------        ----------        -----------
BALANCE AT MARCH 31, 1997                                   12,034,273        $      120        $   39,815        $     4,938
                                                            ==========        ==========        ==========        ===========











       See accompanying Notes to the Consolidated Financial Statements

                                SPYGLASS, INC.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                          SIX MONTHS ENDED MARCH 31,
(In thousands)                                                              1997           1996
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $   506         $ 1,594
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
    Depreciation and amortization                                             764             297
    Deferred income taxes                                                     216          (1,899)
    Incentive stock option compensation                                       140              41
    Other                                                                       -            (201)
  Changes in operating assets and liabilities:
    Accounts and long-term receivables                                      2,981          (1,814)
    Prepaid expenses and other assets                                        (941)           (605)
    Accounts payable                                                          284             680
    Deferred revenues                                                        (532)           (309)
    Accrued compensation and related benefits                                 240             527
    Accrued restructuring costs                                               800               -
    Accrued expenses and other liabilities                                    (18)           (300)
                                                                          -------         -------
    Net cash provided by (used in) operating activities                     4,440          (1,989)
                                                                          -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Short-term investments, net activity                                    1,445               -
    Capital expenditures                                                   (2,018)         (1,513)
                                                                          -------         -------
      Net cash (used in) investing activities                                (573)         (1,513)
                                                                          -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options, including
      tax related benefits                                                    336           3,321
                                                                          -------         -------

      Net cash provided by financing activities                               336           3,321
                                                                          -------         -------
Net increase (decrease) in cash and cash equivalents                        4,203            (181)
Cash and cash equivalents at beginning of period                           16,490          34,872
                                                                          -------         -------
Cash and cash equivalents at end of period                                $20,693         $34,691
                                                                          =======         =======



        See accompanying Notes to the Consolidated Financial Statements

                                 SPYGLASS, INC.
                                   FORM 10-Q

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1997


NOTE 1.  BASIS OF PRESENTATION

                The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles, although certain information and footnote disclosures normally included in the Company's audited annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. It is suggested that these interim financial statements be read in connection with the audited financial statements for the fiscal years ended September 30, 1996, 1995 and 1994 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

                The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

NOTE 2.  MICROSOFT AMENDMENT

                On January 21, 1997, the Company amended its license arrangement with Microsoft Corporation ("Microsoft"). This amendment converted Microsoft's existing license for the Spyglass Mosaic browser technology into a fully paid-up license in consideration of an additional $8,000,000 payment from Microsoft. This payment consisted of $7,500,000 in cash and $500,000 in software and product maintenance. Spyglass recognized the revenue from this payment in the second quarter of fiscal year 1997 ending March 31, 1997.

NOTE 3.  RESTRUCTURING CHARGE

                 On March 10, 1997, the Company consolidated its Champaign, Illinois development facility with its Naperville, Illinois and Cambridge, Massachusetts locations. This consolidation reflects the Company's evolution from its desktop focus to the Internet device market and the realignment of its product development activities with the needs of this market. A pre-tax charge of $900,000 was recorded in the second quarter of fiscal 1997 and consists primarily of severance and related personnel costs of $730,000 and lease cancellation and other exit costs of $170,000. Included in the charge for personnel costs was $100,000 of compensation expense related to the acceleration of the exercisability of certain stock options.

NOTE 4. STOCK OPTION EXCHANGE PROGRAM

                 The Company uses stock options as a significant element of the compensation of employees, in part because it believes options provide an incentive to employees to maximize shareholder value. Stock options also serve as a means of retaining employees.
            Because the market value of the Company's common stock has fallen significantly below the exercise price of most outstanding options, the value of such stock options as a means of motivating and retaining employees has been significantly diminished. The Board of Directors concluded that the Company needed to restore the value of the existing stock options as a means of motivating and retaining employees in order to promote the successful implementation of the Company's growth strategies.

                 As a result, on April 8, 1997, the Board of Directors approved a stock option exchange program (the "Exchange Program"), pursuant to which full-time permanent employees holding stock options under the Company's 1995 Stock Incentive Plan were given the opportunity to exchange the unexercised portion of such options (the "Existing Options") for new options (the "New Options") on a basis of four shares of common stock for every five shares covered by the Existing Option and having an exercise price of $6.875 per share (the fair market value of the Company's common stock on such date). The New Options expire ten years from the Date of Grant and have the same vesting schedule and other terms as the Existing Option cancelled in exchange therefor. Option holders who own more than 1% of the Company's outstanding common stock and Directors were excluded from the Exchange Program.

                                 SPYGLASS, INC.
                                   FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS

OVERVIEW

     Spyglass, Inc. ("Spyglass" or the "Company") was organized as an Illinois corporation in February 1990 and reincorporated in Delaware in May 1995. Spyglass entered the Internet market during fiscal 1994 and from fiscal 1994 through fiscal 1996, focused its efforts on developing, marketing and distributing World Wide Web ("WWW" or "Web") client and server technologies for incorporation into a variety of Internet-based products and services. Beginning in fiscal 1997, the Company has been focusing on the development, marketing and distribution of its technologies to the Internet device market. This market consists of non-PC devices and the underlying Internet infrastructure. Spyglass markets Internet connectivity products to a variety of companies such as real time operating system (RTOS) vendors and consumer and industrial device manufacturers in the device segment of this market and markets Internet infrastructure and application products to a variety of companies such as the Regional Bell Operating Companies (RBOCs), telephone companies, cable companies, Internet Service Providers (ISPs) and internetworking hardware providers in the infrastructure segment of this market. These technologies are designed to be embedded within Internet devices, software applications and on-line services to bring Web functionality to these products and services. Spyglass technology offerings include Spyglass Device Mosaic, Spyglass MicroServer, SurfWatch ProServer, SurfWatch and SurfWatch for Microsoft Proxy Server which began shipping in January 1997. Spyglass Web technology is designed to be embedded inside various end-user products, including but not limited to televisions, office equipment, database applications, set-top boxes, CAD-CAM software, network computers and consumer kiosks.

     Spyglass acquired Stonehand Inc. ("Stonehand"), OS Technologies Corporation ("OS Tech") and SurfWatch Software, Inc. ("SurfWatch"), in February 1996, April 1996 and April 1996, respectively, in transactions accounted for as pooling of interests. All financial information presented includes the accounts and results of operations of these companies for all periods presented.

     The Company pays royalties to the University of Illinois with respect to licenses of Spyglass Mosaic. Under its agreement with the University of Illinois, the Company's royalty rate decreased effective January 1, 1995 from
the rate previously in effect.   In addition, the Company pays royalties to RSA
Data Security, Inc. with respect to licenses of the Company's technologies containing certain RSA code, to Sun Microsystems, Inc. with respect to licenses of the Company's technologies containing certain Java code and to Versant Industries, Inc. with respect to licenses of SurfWatch ProServer. These royalties are reflected in cost of revenues.

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


     The Company has announced an increased strategic focus on the Internet device market. The Company is focused on the development and marketing of technologies that enable devices, such as business productivity products, consumer electronic devices and office equipment, to access the Web. Because this is a new and undeveloped market, there can be no assurance as to the extent of the demand for product offerings similar to those of the Company, or the extent to which the Company will be successful in penetrating this market. Moreover, the Company expects that its revenues may be adversely affected during fiscal 1997 and 1998 as the Company redirects its business strategy to the Internet device market, rather than vendors of desktop software applications. In addition, the Company expects to significantly increase its expenditures in product development, marketing and sales in order to position itself as a leader in the Internet device market, which should negatively impact net income during fiscal 1997.


     Other factors that may affect the Company's future results of operations include, but are not limited to, the extent to which the market for Internet services and products develops and grows; competition from other companies that develop and market Web technologies, as well as from potential OEM customers which choose to internally develop Web technologies; the Company's ability to develop and introduce new products, such as SurfWatch for Microsoft Proxy Server and Spyglass Device Mosaic; the success of any products introduced by the Company in the future, such as the planned releases of Spyglass Remote Mosaic and Spyglass Prism; the performance of the Company's customers who incorporate the Company's technology into their products; claims of infringement of third party proprietary rights resulting in restrictions on the Company's ability to distribute certain products or to include particular features in its products, or requiring the Company to pay royalties in connection with the distribution of its products; and any adverse developments affecting the computer or communications industries in general.

     The Company's quarterly operating results have varied and they may continue to vary significantly depending on factors such as the timing of significant license agreements, the terms of the Company's licensing arrangements with its customers and the timing of new product introductions and upgrades by the Company and its competitors. The Company typically structures its license agreements with customers to require commitments for a significant minimum number of licenses, and license revenues are recognized as the committed licenses are purchased. The Company typically experiences the greatest proportion of revenues in the first quarter of a license arrangement. Additional revenues from a customer will not be earned unless and until the initial committed levels are exceeded. The Company's revenues in any quarter will therefore depend in significant part on its ability to sell licenses to new customers in that quarter in addition to the timing of product deployment by its customers. The Company typically structures its professional service agreements with customers to recognize revenue on the percentage of completion method of accounting. The Company's expense levels are based in part on expectations of future revenue levels and any shortfall in expected revenue could therefore result in a disproportionate decrease in the Company's net income.

     On January 21, 1997, the Company amended its license arrangement with Microsoft to convert Microsoft's existing license for the Spyglass Mosaic browser technology into a fully paid-up license in consideration of an additional $8,000,000 payment from Microsoft. Spyglass recognized the revenue from this payment in the quarter ended March 31, 1997. Management believes that its results of operations, without giving effect to this one-time event, present a more accurate presentation of the Company's ongoing business. Accordingly, the following analyses, including amounts and percentages, exclude the $8,000,000 of revenue as well as the associated $600,000 of cost of sales and $400,000 of sales expense.

SIX MONTHS ENDED MARCH 31, 1997 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1996

     Technology revenues for the six months ended March 31, 1997 decreased $2,552,000 or 30%, to $5,975,000 compared to $8,527,000 for the six months ended March 31, 1996. This decrease in technology revenues was due primarily to a significant decline in revenues from vendors of desktop software applications as the Company has redirected its strategic focus to the Internet device market. During this period of strategic redirection, initial technology license revenues will typically be a smaller component of total revenue until such time as customer devices utilizing the Company's technology are introduced commercially and the contractual royalty revenue stream commences.

     Service revenues for the six months ended March 31, 1997 increased $699,000, or 57%, to $1,925,000 compared to $1,226,000 for the six months ended March 31, 1996. During the quarter ended June 30, 1996, the Company formed a Partner Services group to serve the Internet device market. This group is comprised of customer support and professional services personnel. The increase in service revenues was due primarily to the increase in the number of professional services agreements entered into by the Company. Revenues from professional services totalled approximately $860,000 for the six months ended March 31, 1997. The Company expects service revenues to increase both in absolute dollars and as a percentage of revenues during fiscal 1997.

     Gross profit as a percentage of revenues was 86.5% for the six months ended March 31, 1997 compared to 90.6% for the six months ended March 31, 1996. This decrease in gross profit percentage resulted primarily from an increase in service revenues as a percentage of revenues, which have significantly higher costs as a percentage of revenues than technology revenues. The Company expects gross profit as a percentage of revenues to decline throughout fiscal 1997 as service revenues as a percentage of revenues increase.

     Sales and marketing expenses for the six months ended March 31, 1997 increased $1,094,000, or 43%, to $3,630,000 from $2,536,000 for the six months ended March 31, 1996,
and increased as a percentage of revenues to 45.9% from 26.0%. The increased expenses reflected staff additions in sales, marketing, and product support (which increased the cost of salary and related personnel expenses to $1,659,000 from $1,214,000 between these periods) to support the sale and marketing of Spyglass product lines to the device market and higher commission costs (which increased to $363,000 from $259,000 between these periods) due primarily to a change in the commission structure of Spyglass as well as a change in the former commission structures of Stonehand, OS Tech and SurfWatch to conform to the commission structure of Spyglass. Additionally, certain marketing initiatives, which included a print campaign as well as increased travel and trade show appearances which were focused on increasing awareness of the Company's products among the business and technology communities, accounted for an increase of $448,000 in sales and marketing expenses. The Company expects to increase its sales and marketing expenses throughout fiscal 1997 as the Company focuses its efforts on the Internet device market.

     Research and development expenses for the six months ended March 31, 1997 increased $3,681,000, or 137%, to $6,360,000 from $2,679,000 for the six months ended March 31, 1996 and increased as a percentage of revenues to 80.5% from 27.5%. The increase in research and development expenses was due primarily to costs of additional personnel associated with enhancements to existing technologies as well as the development of new technologies. The Company believes that it is necessary to make significant investments in research and development and acquisitions of new technologies to remain competitive and establish a leadership position in the emerging Internet device market. The Company's current plans include increasing research and development expenses throughout fiscal 1997.

     General and administrative expenses for the six months ended March 31, 1997 increased $1,241,000, or 66%, to $3,120,000 from $1,879,000 for the six months ended March 31, 1996 and increased as a percentage of revenues to 39.5% from 19.3%. The increase in general and administrative expenses was due to increases in personnel, which increased salary and related personnel expenses to $1,341,000 from $830,000. Additionally, in order to effectively and rapidly transition the focus of the Company from the desktop market to the Internet device market it was necessary to incur significantly more conference, travel and meeting expenses, which increased general and administrative expenses by $475,000 for the six months ended March 31, 1997 as compared to the six months ended March 31, 1996.

     On March 10, 1997, the Company consolidated its Champaign, Illinois development facility with its Naperville, Illinois and Cambridge, Massachusetts locations. This consolidation reflects the Company's evolution from its desktop focus to the Internet device market and the realignment of its product development activities with the needs of this market. A pre-tax charge of $900,000 ($558,000 after-tax or $0.04 per share for the six months ended March 31, 1997) was recorded in the second quarter of fiscal 1997 and consists primarily of severance and related personnel costs of $730,000 and lease cancellation and other exit costs of $170,000. Included in the charge for personnel costs was $100,000 of compensation expense related to the acceleration of the exercisability of certain stock options.

     The provision for income taxes for the six months ended March 31, 1997 decreased $727,000 to $310,000 from $1,037,000 for the six months ended March 31, 1996 as a result of the Company's lower income before income taxes.

QUARTER ENDED MARCH 31, 1997 COMPARED WITH QUARTER END MARCH 31, 1996

     Technology revenues for the quarter ended March 31, 1997 decreased $1,244,000 or 30%, to $2,961,000 compared to $4,205,000 for the quarter ended
March 31, 1996. This decrease in technology revenues was due primarily to a significant decline in revenues from vendors of desktop software applications as the Company has redirected its strategic focus to the Internet device market.

     Service revenues for the quarter ended March 31, 1997 increased $259,000, or 33%, to $1,054,000 compared to $795,000 for the quarter ended March 31, 1996. The increase in service revenues was due primarily to the formation of the Partner Services group and the increase in the number of professional services agreements entered into by the Company. Revenues from professional services approximated $557,000 in the quarter ended March 31, 1997.

     Gross profit as a percentage of revenues was 84.9% for the quarter ended March 31, 1997 compared to 91.2% for the quarter ended March 31, 1996. This decrease in gross profit percentage resulted primarily from an increase in service revenues as a percentage of revenues, which have significantly higher costs as a percentage of revenues than technology revenues.

     Sales and marketing expenses for the quarter ended March 31, 1997 increased $597,000, or 49%, to $1,816,000 from $1,219,000 for the quarter ended March 31, 1996, and increased as a percentage of revenues to 45.2% from 24.4%. The increased expenses reflected staff additions in sales, marketing, and customer support (which increased the cost of salary and related personnel expenses to $822,000 from $624,000 between these periods) to support the sale and marketing of Spyglass technologies. Additionally, certain marketing initiatives, which included increased travel and trade show appearances, which were focused on increasing awareness of the Company's products among the business and technology communities, accounted for an increase of $186,000 in sales as marketing expenses.

     Research and development expenses for the quarter ended March 31, 1997 increased $1,947,000, or 131%, to $3,435,000 from $1,488,000 for the quarter ended March 31, 1996 and increased as a percentage of revenues to 85.6% from 29.8%. The increase in research and development costs was due primarily to costs of increased personnel associated with enhancements to existing technologies as well as the development of new technologies.

     General and administrative expenses for the quarter ended March 31, 1997 increased $523,000, or 53%, to $1,502,000 from $979,000 for the quarter ended March 31, 1996 and increased as a percentage of revenues to 37.4% from 19.6%. The increase in general and administrative expenses was due primarily to increases in personnel, which increased salary and related personnel expenses to $833,000 from $437,000.

     A pre-tax charge of $900,000 ($558,000 after-tax or $0.04 per share for the three months ended March 31, 1997) was recorded in the second quarter of fiscal 1997 and consists primarily of severance and related personnel costs of $730,000 and lease cancellation and other exit costs of $170,000 related to the consolidation of the Company's research and development facilities.

     The provision for income taxes for the quarter ended March 31, 1997 increased $702,000 to $1,257,000 from $555,000 for the quarter ended March 31, 1996 as a result of the Company's higher income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had no debt and had cash and cash equivalents and short-term investments of $36,841,000 and working capital of $38,674,000. The Company's operating activities provided cash of $4,440,000 and used cash of $1,989,000 for the six months ended March 31, 1997 and March 31, 1996, respectively. The Company received $7,500,000 in cash from Microsoft during the quarter ended March 31, 1997 in connection with the Company's license arrangement as discussed in Note 2.

     The Company's net accounts receivable balance decreased to $5,245,000 at March 31, 1997 from $8,226,000 at September 30, 1996. This decrease was primarily due to a decrease in revenues in addition to increased collection efforts of the Company.

     The Company's capital expenditures totaled $2,018,000 and $1,513,000 for the six months ended March 31, 1997 and 1996, respectively. This increase consists primarily of furniture, leasehold improvements and computer equipment relating to the continued growth of the Company's infrastructure.

     The Company believes that its current cash and cash equivalents, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through at least the twelve-month period ending March 31, 1998.

                                 SPYGLASS, INC.
                                   FORM 10-Q

                                    PART II.
                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 12, 1997, the following items were voted on at the Annual Meeting of shareholders:

   Proposal                                     For         Against    Abstain
                                               ----        ---------  ---------
1. To elect Timothy Krauskopf as a
   Class II director to serve for a three-
   year term expiring at the Annual
   Meeting following the fiscal year
   ended September 30, 1999                     11,567,549  N/A        N/A

   To elect William Kaiser as a
   Class II director to serve for a three-
   year term expiring at the Annual
   Meeting following the fiscal year
   ended September 30, 1999                     11,567,399  N/A        N/A

2. To approve an amendment to the
   Company's 1995 Stock Incentive
   Plan increasing the number of shares
   of Common Stock issuable under the
   Plan from 1,800,000 shares to
   2,550,000 shares                             4,793,239   1,046,294  117,151

3. To ratify the selection of Price Water-
   house LLP as the Company's
   independent auditors for the current
   fiscal year                                  11,540,178  98,309     59,757

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K

The exhibits are listed in the accompanying Index to Exhibits immediately following the signature page.

(b) Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Spyglass, Inc.
                                        --------------
                                        Registrant




Date:   May 14, 1997                    /s/  Gary Vilchick
                                        -----------------------
                                        Gary Vilchick
                                        Executive Vice President, Finance,
                                        Administration and Operations and Chief
                                        Financial Officer

                               INDEX TO EXHIBITS


                                                      Sequential
                                                      Page
                Exhibit No.  Description              Number
                -----------  -----------------------  ----------

                27           Financial Data Schedule