Form 10-Q
period 1997-06-30
SPYGLASS INC
filed 1997-08-13
CIK 945256

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934
For the transition period from           to
                               ---------    -------------
Commission file number   0-26074
                       ----------

                                 SPYGLASS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                37-1258139
     -------------------------------              --------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)


       1240 E. Diehl Road, 4th Floor, Naperville, IL 60563 (630) 505-1010
--------------------------------------------------------------------------------
  (Address of principal executive offices, zip code, registrant's telephone number, including area code)

        ------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X       No
                                                -----         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                       Outstanding at August 7, 1997
    ---------------------------------------     ------------------------------
    Common Stock (par value $.01 per share)               12,316,412

                                 SPYGLASS, INC.
                                   FORM 10-Q

                                     INDEX



                                                                       Page No.
                                                                       --------
 PART I.   FINANCIAL INFORMATION

 Item 1.   Consolidated Balance Sheets
           June 30, 1997 and September 30, 1996                           3

           Consolidated Statements of Operations
           Three Months Ended June 30, 1997 and 1996
           Nine Months Ended June 30, 1997 and 1996                       4

           Consolidated Statements of Changes in Stockholders' Equity
           Nine Months Ended June 30, 1997                                5

           Consolidated Statements of Cash Flows
           Nine Months Ended June 30, 1997 and 1996                       6

           Notes to the Consolidated Financial Statements                 7

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9

 PART II.  OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                               16

           Signatures                                                     17

                                 SPYGLASS, INC.
                          Consolidated Balance Sheets

                                                                                  (UNAUDITED)
                                                                                    JUNE 30,          SEPTEMBER 30,
(In thousands)                                                                        1997                1996
===================================================================================================================
                                                   ASSETS
Current assets:
 Cash and cash equivalents                                                       $    22,564         $    16,490
 Short-term investments                                                                9,831              17,593
 Accounts receivable, net of allowance for
    doubtful accounts of $350 and $470, respectively                                   3,463               7,608
 Prepaid expenses and other assets                                                     2,472               2,094
                                                                                 -----------         -----------
  Total current assets                                                                38,330              43,785

Properties, net                                                                        5,025               3,377
Long-term accounts receivable                                                            200                 618
Other assets                                                                           1,446                 989
                                                                                 -----------         -----------
  Total Assets                                                                   $    45,001         $    48,769
                                                                                 ===========         ===========

                                     LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                $     2,474         $     2,160
 Deferred revenues                                                                     1,035               1,453
 Accrued compensation and related benefits                                             1,059                 952
 Accrued restructuring costs                                                             309
 Accrued expenses and other liabilities                                                  213                 103
                                                                                 -----------         -----------
  Total current liabilities                                                            5,090               4,668

Long-term deferred revenues                                                                -                 210
                                                                                 -----------         -----------

  Total liabilities                                                                    5,090               4,878
                                                                                 -----------         -----------

Stockholders' equity:
 Preferred stock, $.01 par value, 2,000,000 shares authorized,
  none issued                                                                              -                   -
 Common stock, $.01 par value, 50,000,000 shares
  authorized, 12,287,931 and 11,819,545 shares
  issued and outstanding, respectively                                                   123                 118
 Additional paid-in capital                                                           40,383              39,341
 Retained earnings (deficit)                                                            (595)              4,432
                                                                                 -----------         -----------

  Total stockholders' equity                                                          39,911              43,891
                                                                                 -----------         -----------
  Total Liabilities and Stockholders' Equity                                     $    45,001         $    48,769
                                                                                 ===========         ===========





        See accompanying Notes to the Consolidated Financial Statements

                                 SPYGLASS, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                            THREE MONTHS ENDED JUNE 30,          NINE MONTHS ENDED JUNE 30,
(In thousands, except per share amounts)                        1997           1996                   1997          1996
=======================================================================================         ============================
Net revenues:
 World-Wide Web technology revenues                         $     1,179   $      5,322           $     15,154   $    13,849
 Service revenues                                                 1,037            681                  2,962         1,907
                                                            -----------   ------------           ------------   -----------
    Total net revenues                                            2,216          6,003                 18,116        15,756

Cost of revenues:
 Cost of technology revenues                                        200            506                  1,326         1,397
 Cost of service revenues                                           477             13                  1,017            43
                                                            -----------   ------------           ------------   -----------
    Total cost of revenues                                          677            519                  2,343         1,440
                                                            -----------   ------------           ------------   -----------

Gross profit                                                      1,539          5,484                 15,773        14,316

Operating expenses and other:
 Sales and marketing                                              1,813          1,687                  5,843         4,223
 Research and development                                         3,714          1,838                 10,074         4,517
 General and administrative                                       2,162            951                  5,282         2,830
 Restructuring charge                                                -               -                    900            -
                                                            -----------   ------------           ------------   -----------
    Total operating expenses and other                            7,689          4,476                 22,099        11,570
                                                            -----------   ------------           ------------   -----------

Income (loss) from operations                                    (6,150)         1,008                 (6,326)        2,746

Other income                                                        307            428                  1,299         1,321
                                                            -----------   ------------           ------------   -----------

Income (loss) before income taxes                                (5,843)         1,436                 (5,027)        4,067

Income tax provision (benefit)                                     (310)           574                      -         1,611
                                                            -----------   ------------           ------------   -----------
Net income (loss)                                           $    (5,533)  $        862           $     (5,027)  $     2,456
                                                            ===========   ============           ============   ===========

Earnings (loss) per common share and equivalents:
 Net income (loss)                                          $     (0.45)  $       0.07           $      (0.42)  $      0.19
 Weighted average number of common
   shares and equivalents outstanding                            12,187         12,853                 12,010        12,832
                                                            ===========   ============           ============   ===========





       See accompanying Notes to the Consolidated Financial Statements

                               SPYGLASS, INC.
          Consolidated Statements of Changes in Stockholders' Equity
                                 (Unaudited)

                                                   COMMON STOCK        ADDITIONAL    RETAINED
                                              -----------------------   PAID-IN     EARNINGS/
(In thousands, except share amounts)            SHARES       AMOUNT     CAPITAL     (DEFICIT)
==============================================================================================
BALANCE AT SEPTEMBER 30, 1996                 11,819,545   $    118   $   39,341   $    4,432

  Exercise of stock options                      468,386          5          763
  Issuance of incentive stock options                                        179
  Issuance of incentive stock options
    related to restructuring                                                 100
  Net loss                                                                             (5,027)
                                              ----------   --------   ----------   ----------
BALANCE AT JUNE 30, 1997                      12,287,931   $    123   $   40,383   $     (595)
                                              ==========   ========   ==========   ==========



       See accompanying Notes to the Consolidated Financial Statements

                                SPYGLASS, INC.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                                             NINE MONTHS ENDED JUNE 30,
(in thousands)                                                                1997              1996
=========================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                       $ (5,027)          $   2,456
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                            1,144                 496
    Bad debt provison                                                          858                  99
    Deferred income taxes                                                        -              (1,764)
    Incentive stock option compensation                                        279                  60
    Other                                                                        -                (201)
  Changes in operating assets and liabilities:
    Accounts and long-term receivables                                       3,705              (3,267)
    Prepaid expenses and other assets                                         (835)               (795)
    Accounts payable                                                           314                 199
    Deferred revenues                                                         (628)               (279)
    Accrued compensation and related benefits                                  107                 939
    Accrued restructuring costs                                                309                   -
    Accrued expenses and other liabilities                                     110                (839)
                                                                          --------           ---------
    Net cash provided by (used in) operating activities                        336              (2,896)
                                                                          --------           ---------

  CASH FLOWS FROM INVESTING ACTIVITIES:

  Short-term investments, net activity                                       7,762                   -
  Capital expenditures                                                      (2,792)             (2,035)
                                                                          --------           ---------

    Net cash provided by (used in) investing activities                      4,970              (2,035)
                                                                          --------           ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from exercise of stock options, including
    tax related benefits                                                       768               3,521
                                                                          --------           ---------

    Net cash provided by financing activities                                  768               3,521
                                                                          --------           ---------

  Net increase (decrease) in cash and cash equivalents                       6,074              (1,410)

  Cash and cash equivalents at beginning of period                          16,490              34,872
                                                                          --------           ---------
  Cash and cash equivalents at end of period                              $ 22,564           $  33,462
                                                                          ========           =========


       See accompanying Notes to the Consolidated Financial Statements

                                 SPYGLASS, INC.
                                   FORM 10-Q

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997


NOTE 1.  BASIS OF PRESENTATION

                The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles, although certain information and footnote disclosures normally included in the Company's audited annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These interim financial statements should be read in connection with the audited financial statements for the fiscal years ended September 30, 1996, 1995 and 1994 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

                The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

NOTE 2.  STOCK OPTION EXCHANGE PROGRAM

                The Company uses stock options as a significant element of the compensation of employees, in part because it believes options provide an incentive to employees to maximize shareholder value. Stock options also serve as a means of retaining employees. Because the market value of the Company's common stock had fallen significantly below the exercise price of most outstanding options, the value of such stock options as a means of motivating and retaining employees had been significantly diminished. The Board of Directors concluded that the Company needed to restore the value of the existing stock options as a means of motivating and retaining employees in order to promote the successful implementation of the Company's growth strategies.

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

                                 SPYGLASS, INC.
                                   FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Spyglass, Inc. ("Spyglass" or the "Company") was organized as an Illinois corporation in February 1990 and reincorporated in Delaware in May 1995. Spyglass entered the Internet market during fiscal 1994 and from fiscal 1994 through fiscal 1996, focused its efforts on developing, marketing and distributing World Wide Web ("WWW" or "Web") client and server technologies for incorporation into a variety of Internet-based software products and services. Beginning in fiscal 1997, the Company has been focusing on the development, marketing and distribution of its technologies and services to the Internet device market. This market consists of non-PC devices and the underlying Internet infrastructure. Spyglass markets Internet connectivity products to a variety of companies such as real-time operating system (RTOS) vendors and consumer and industrial device manufacturers in the device segment of this market and markets Internet infrastructure and application products to a variety of companies such as the Regional Bell Operating Companies (RBOCs), telephone companies, cable companies, Internet Service Providers (ISPs) and internetworking hardware providers in the infrastructure segment of this market. These technologies are designed to be embedded within Internet devices and on-line services to bring Web functionality to these products and services. Spyglass technology offerings include Spyglass Device Mosaic, Spyglass MicroServer, SurfWatch ProServer and SurfWatch including add-ons for Microsoft, Netscape and Oracle Proxy Servers. Spyglass also offers Internet consulting and custom engineering services through its Professional Services organization. Spyglass Web technology is designed to be embedded inside various end-user products, including but not limited to televisions, office equipment, television set-top boxes, network computers and Internet access services.

     Spyglass acquired Stonehand Inc. ("Stonehand"), OS Technologies Corporation ("OS Tech") and SurfWatch Software, Inc. ("SurfWatch"), in fiscal 1996 in transactions accounted for as poolings of interests. All financial information presented includes the accounts and results of operations of these companies for all periods presented.

     The Company pays royalties to the University of Illinois with respect to licenses of Spyglass Mosaic. Under its agreement with the University of Illinois, the Company's royalty rate decreased effective January 1, 1995 from
the rate previously in effect.   In addition, the Company pays royalties to RSA
Data Security, Inc. with respect to licenses of the Company's technologies containing certain RSA code, to Sun Microsystems, Inc. with respect to licenses of the Company's technologies containing certain Java code and to Versant Industries, Inc. with respect to licenses of SurfWatch ProServer. These royalties are reflected in cost of technology revenues.

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

     The Company has announced an increased strategic focus on the Internet device market. The Company is focused on the development and marketing of technologies that enable devices, such as business productivity products, consumer electronic devices and office equipment, to access the Web. Because this is a new and undeveloped market, there can be no assurance as to the extent of the demand for product offerings similar to those of the Company, or the extent to which the Company will be successful in penetrating this market. Moreover, the Company expects that its revenues may be adversely affected during fiscal 1997 and 1998 as the Company continues to direct its business strategy to the Internet device market, rather than vendors of desktop software applications. In addition, the Company expects to significantly increase its expenditures in product development, marketing and sales in order to position itself as a leader in the Internet device market, which should negatively impact net income during fiscal 1997 and 1998.

     Other factors that may affect the Company's future results of operations include, but are not limited to, the extent to which the market for Internet services and products develops and grows; competition from other companies that develop and market Web technologies, as well as from potential customers which choose to internally develop Web technologies; the Company's ability to develop and introduce new products, the success of any products introduced by the Company in the future, such as the planned releases of Spyglass Remote Mosaic and Spyglass Prism; the performance of the Company's customers who incorporate the Company's technology into their products; claims of infringement of third party proprietary rights resulting in restrictions on the Company's ability to distribute certain products or to include particular features in its products, or requiring the Company to pay royalties in connection with the distribution of its products; and any adverse developments affecting the computer or communications industries in general.

     The Company's quarterly operating results have varied and they may continue to vary significantly depending on factors such as the timing of significant license agreements, the terms of the Company's licensing arrangements with its customers and the timing of new product introductions and upgrades by the Company and its competitors. The Company typically structures its license agreements with customers to require commitments for a minimum number of licenses, and license revenues are recognized as the committed licenses are purchased. Additional license revenues from a customer will not be earned unless and until the initial committed levels are exceeded. The Company's revenues in any quarter will depend in significant part on its ability to sell licenses to new customers in that quarter in addition to the timing of product deployment by its customers. The Company typically structures its professional service agreements with customers to recognize revenue on the percentage of completion method of accounting.

     The Company's expense levels are based in part on expectations of future revenue levels and any shortfall in expected revenue could therefore result in a disproportionate decrease in the Company's net income in any given fiscal period.

     On January 21, 1997, the Company amended its license arrangement with Microsoft to convert Microsoft's existing license for the Spyglass Mosaic browser technology into a fully paid-up license in consideration of an additional $8,000,000 payment from Microsoft. Spyglass recognized the revenue from this payment in the quarter ended March 31, 1997. Management believes that its results of operations, without giving effect to this one-time event, present a more accurate presentation of the Company's ongoing business. Accordingly, the following analyses for the nine months ended June 30, 1997, including amounts and percentages, exclude the $8,000,000 of revenue as well as the associated $600,000 of cost of sales and $400,000 of sales expense for the nine months ended June 30, 1997.

NINE MONTHS ENDED JUNE 30, 1997 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1996

     Technology revenues for the nine months ended June 30, 1997 decreased $6,695,000 or 48%, to $7,154,000 compared to $13,849,000 for the nine months ended June 30, 1996. This decrease in technology revenues was due primarily to a significant decline in revenues from vendors of desktop software applications combined with slower than anticipated development of the Internet device market as the Company has redirected its strategic focus to this market. During this period of strategic redirection, initial technology license revenues will typically comprise a smaller component of total revenue until such time as customer devices utilizing the Company's technology are introduced commercially and the contractual royalty revenue stream commences.

     Service revenues, which include revenues from both customer support agreements and professional consulting services, increased $1,055,000, or 55%, to $2,962,000 for the nine months ended June 30, 1997 compared to $1,907,000 for the nine months ended June 30, 1996. The increase in service revenues was due primarily to the increase in the number of professional services agreements entered into by the Company. Revenues from professional services totaled approximately $1,383,000 for the nine months ended June 30, 1997 compared to $445,000 for the nine months ended June 30, 1996. The Company expects professional service revenues to increase both in absolute dollars and as a percentage of revenues during fiscal 1997 and 1998 while service revenues from customer support agreements are expected to decline slightly during the same period.

     Gross profit as a percentage of revenues was 82.8% for the nine months ended June 30, 1997 compared to 90.9% for the nine months ended June 30, 1996. This decrease in gross profit percentage resulted primarily from an increase in service revenues, particularly professional service revenues, as a percentage of revenues, which have significantly higher costs as a percentage of revenues than technology revenues. Additionally, the cost of service revenues increased, as a percentage of service revenues, to 34% for the nine months ended June 30, 1997, from 2% for the nine months ended June 30, 1996. This increase was due to increased costs associated with professional services, which services were introduced in June 1996. The Company expects gross profit as a percentage of revenues to decline slightly throughout the remainder of fiscal 1997 and 1998 as professional service revenues as a percentage of revenues increase.

     Sales and marketing expenses for the nine months ended June 30, 1997 increased $1,220,000, or 29%, to $5,443,000 from $4,223,000 for the nine months ended June 30, 1996, and increased as a percentage of revenues to 53.8% from 26.8%. The increased expenses reflected staff additions in sales, marketing, and customer services to support the sale and marketing of Spyglass product lines to the device market which increased the cost of salary and related personnel expenses by $705,000 and increased related facility costs by $337,000 between these periods. Additionally, certain marketing initiatives, which included a print campaign as well as increased travel and trade show appearances which were focused on increasing awareness of the Company's products among the business and technology communities, accounted for an increase of $103,000 in sales and marketing expenses. The Company expects to increase its sales and marketing expenses during the remainder of fiscal 1997 as the Company focuses its efforts on the Internet device market.

     Research and development expenses for the nine months ended June 30, 1997 increased $5,557,000, or 123%, to $10,074,000 from $4,517,000 for the nine months ended June 30, 1996 and increased as a percentage of revenues to 99.6% from 28.7%. The increase in research and development expenses was due primarily to costs of additional personnel required to provide enhancements to existing technologies and develop new technologies as well as the reallocation of personnel to geographic areas in which higher salaries are required, all of which increased the cost of salary and related personnel expenses by $3,587,000 for the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996. Additionally, facility costs increased $1,739,000 between these periods as the Company consolidated its Champaign, Illinois research and development facility into its Naperville, Illinois and Cambridge, Massachusetts locations, which have higher facility costs than the Champaign facility. The Company believes that it has been necessary to make significant investments in research and development and acquisitions of new technologies to remain competitive and establish a leadership position in the emerging Internet device market. The Company expects its research and development expenses to remain relatively constant throughout the remainder of fiscal 1997.

     General and administrative expenses for the nine months ended June 30, 1997 increased $2,452,000, or 87%, to $5,282,000 from $2,830,000 for the nine months ended June 30, 1996 and increased as a percentage of revenues to 52.2% from 18.0%. The increase in general and administrative expenses was primarily due to increases in personnel, which increased salary and related personnel expenses by $1,050,000. Bad debt expense increased by $759,000 as the Company wrote-off certain accounts receivable balances related to its desktop software application business as the Company transitioned to the Internet device market. Additionally, in order to effectively and rapidly transition the focus of the Company from the desktop market to the Internet device market it was necessary to incur significantly more conference, travel and meeting expenses, which increased general and administrative expenses by $506,000 for the nine months ended June 30, 1997 as compared to the nine months ended June 30, 1996.

     On March 10, 1997, the Company consolidated its Champaign, Illinois development facility with its Naperville, Illinois and Cambridge, Massachusetts locations. This consolidation reflects the Company's evolution from its desktop focus to the Internet device market and the realignment of its product development activities with the needs of this market. A charge of $900,000 was recorded in the second quarter of fiscal 1997 and consists primarily of severance and related personnel costs of $730,000 and lease cancellation and other exit costs of $170,000. Included in the charge for personnel costs was $100,000 of compensation expense related to the acceleration of the exercisability of certain stock options. The Company expects the decrease in facility costs related to the closing of the Champaign facility to be offset by expansion within existing facilities as well as expansion into new facilities.

     The Company recorded no income tax benefit for income taxes for the nine months ended June 30, 1997 as compared to a provision for income taxes of $1,611,000 for the nine months ended June 30, 1996. This reflects a decision by the Company not to recognize income tax benefits associated with the Company's operating loss generated during fiscal 1997. The Company believes that it is appropriate to defer recognition of potential tax benefits until such time when its return to profitability can provide assurances that these tax benefits will be realized.

QUARTER ENDED JUNE 30, 1997 COMPARED WITH QUARTER END JUNE 30, 1996

     Technology revenues for the quarter ended June 30, 1997 decreased $4,143,000 or 78%, to $1,179,000 compared to $5,322,000 for the quarter ended
June 30, 1996. This decrease in technology revenues was due primarily to a significant decline in revenues from vendors of desktop software applications combined with slower than anticipated development of the Internet device market as the Company has redirected its strategic focus to this market.

     Service revenues for the quarter ended June 30, 1997 increased $356,000, or 52%, to $1,037,000 compared to $681,000 for the quarter ended June 30, 1996. The increase in service revenues was due to the increase in the number of professional services agreements entered into by the Company. Revenues from professional services approximated $521,000 in the quarter ended June 30, 1997 as compared to $165,000 for the quarter ended June 30, 1996.

     Gross profit as a percentage of revenues was 69.4% for the quarter ended June 30, 1997 compared to 91.4% for the quarter ended June 30, 1996. This decrease in gross profit percentage resulted primarily from an increase in service revenues, particularly professional service revenues, as a percentage of revenues, which have significantly higher costs as a percentage of revenues than technology revenues. Furthermore, the percentage of revenues represented by service revenues was particularly high during the quarter ended June 30, 1997 given the unusually low level of licensing fees. As the Internet device market develops, the Company would expect licensing fees as a percentage of revenues to increase from third quarter levels.

     Sales and marketing expenses for the quarter ended June 30, 1997 increased $126,000, or 7%, to $1,813,000 from $1,687,000 for the quarter ended June 30,
1996, and increased as a percentage of revenues to 81.8% from 28.1%. The increased expenses reflected staff additions in sales and marketing to support the sale and marketing of Spyglass technologies which increased the cost of salary and related personnel expenses by $260,000 and related facility costs by $141,000 between these periods. Due to the significant decline in revenues for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996, sales commissions declined by $150,000. Advertising costs decreased $158,000 between these periods due to the cancellation of a monthly advertising service fee associated with previous marketing programs targeting the desktop marketplace.

     Research and development expenses for the quarter ended June 30, 1997 increased $1,876,000, or 102%, to $3,714,000 from $1,838,000 for the quarter ended June 30, 1996 and increased as a percentage of revenues to 167.6% from 30.6%. The increase in research and development costs was due primarily to costs of increased personnel required to provide enhancements to existing technologies and develop new technologies as well as the reallocation of personnel to geographic areas in which higher salaries are required, all of which increased the cost of salary and related personnel expenses by $1,024,000 between these periods. Additionally, facility costs increased $448,000 for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996 as the Company consolidated its Champaign, Illinois research and development facility into its Naperville, Illinois and Cambridge, Massachusetts locations, which have higher facility costs than the Champaign facility.

     General and administrative expenses for the quarter ended June 30, 1997 increased $1,211,000, or 127%, to $2,162,000 from $951,000 for the quarter ended June 30, 1996 and increased as a percentage of revenues to 97.6% from 15.8%. The increase in general and administrative expenses was due primarily an increase in bad debt expense of $600,000 as the Company wrote-off of certain accounts receivable balances related to its desktop software application business as the Company transitioned to the Internet device market. Additionally, increases in personnel increased salary and related personnel expenses by $539,000.

     The Company recorded an income tax benefit of $310,000 for the quarter ended June 30, 1997 as compared to a provision for income taxes of $574,000 for the quarter ended June 30, 1996. This reflects a decision by the Company not to recognize $1.9 million in income tax benefits associated with the Company's third quarter operating loss. As a result, the Company recorded a tax benefit in the third quarter to the extent of the income tax expense recorded during the first two quarters of 1997. The Company believes that it is appropriate to defer recognition of potential tax benefits until such time when its return to profitability can provide assurances that these tax benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company had no debt and had cash and cash equivalents and short-term investments of $32,395,000 and working capital of $33,240,000. The Company's operating activities provided cash of $336,000 and used cash of $2,896,000 for the nine months ended June 30, 1997 and June 30,
1996, respectively.   The Company's cash flows for fiscal 1997 were impacted by
the $7,500,000 in cash received from Microsoft during the quarter ended March 31, 1997 in connection with the Company's license arrangement as discussed in the Overview section.

     The Company's net accounts receivable balance decreased to $3,663,000 at June 30, 1997 from $8,226,000 at September 30, 1996. This decrease was primarily due to a significant decrease in revenues, increased collection efforts of the Company and the write-off of approximately $600,000 of accounts receivable balances.

     The Company's capital expenditures totaled $2,792,000 and $2,035,000 for the nine months ended June 30, 1997 and 1996, respectively. This increase consists primarily of furniture, leasehold improvements and computer equipment relating to the continued growth of the Company's infrastructure.

     The Company believes that its current cash and cash equivalents, together with funds expected to be generated from operations, will be sufficient to fund the Company's operations through at least the twelve-month period ending June 30, 1998.

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


                                        Spyglass, Inc.
                                        ------------------------
                                        Registrant





Date:   August  13, 1997                /s/  Gary Vilchick
                                        ----------------------------------
                                        Gary Vilchick
                                        Executive Vice President, Finance,
                                        Administration and Operations and
                                        Chief Financial Officer

                               INDEX TO EXHIBITS


                                                      Sequential
                                                      Page
Exhibit No.      Description                          Number
-----------      -----------                          ----------

27               Financial Data Schedule