Form 10-K
period 1997-09-30
SPYGLASS INC
filed 1997-12-22
CIK 945256

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
(MARK ONE)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997 or

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                                              to
                                 -------------   -------------------

Commission file number 0-26074

                                 SPYGLASS, INC.
             (Exact name of Registrant as Specified in its Charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)
                                   37-1258139
                      (I.R.S. Employer Identification No.)

       1240 E. DIEHL ROAD, 4TH FLOOR, NAPERVILLE, IL 60563 (630) 505-1010 (Address of principal executive offices, zip code, registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g)of the Act:
                          $0.01 PAR VALUE COMMON STOCK
                                (Title of Class)

                      Traded on the Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on October 31, 1997, based upon the closing sale price of the Common Stock on the Nasdaq National Market on that date as reported in The Wall Street Journal, was approximately $105,982,695.

     Registrant had 13,236,114 shares of Common Stock outstanding as of December 8, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1997 Annual Report to Stockholders for fiscal 1997 are incorporated by reference in Parts II and IV hereof. The Annual Report shall be deemed "filed" with the Commission only with respect to those portions specifically incorporated by reference herein. Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders for fiscal 1997, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year, are incorporated by reference into Part III hereof.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Spyglass(R), Inc. ( "Spyglass" or the "Company" ) develops, markets and distributes Internet enabling technologies, content services and professional services that enable various non-PC devices, including, but not limited to, televisions, office equipment, television set-top boxes, network computers and telephones, to work with the Internet (also referred to as "World Wide Web", "WWW" or the "Web").

     The Company began operations in February 1990 and, until 1994, focused substantially all of its resources on its data visualization products sold to the scientific market. The Company sold its data visualization product line in September 1995. Spyglass entered the Internet market during fiscal 1994 and from fiscal 1994 through fiscal 1996, focused its efforts on developing, marketing and distributing Internet client and server technologies for incorporation into a variety of Internet-based software products and services. Beginning in fiscal 1997, the Company began focusing on the development, marketing and distribution of its technologies and services to the non-PC Internet device marketplace.

     Spyglass markets embedded solutions to a variety of companies such as the real time operating system (RTOS) vendors, consumer and industrial electronics manufacturers, and office equipment suppliers. Spyglass also provides infrastructure solutions to a variety of companies such as the Regional Bell Operating Companies (RBOCs), telephone companies, cable companies, cellular providers, Internet Service Providers (ISPs) and internetworking hardware providers. These technologies enable Web connectivity through highly scalable embedded browsers and servers, and provide performance enhancements, content filtering and conversion through an integrated suite of infrastructure servers. The Spyglass Professional Services group offers consulting, project management and custom engineering for defining, developing and delivering complete, end-to-end project solutions. Spyglass provides its customers with expertise, software and services that enable them to rapidly deploy cost-effective Web-enabled devices. Spyglass solutions have been integrated into a variety of products, including but not limited to televisions, office equipment, television set-top boxes, network computers, screen and cellular phones. In addition, several major corporations have deployed SurfWatch, a leading content filtering software designed to block unwanted material from the Internet.

     A central element of the Company's business strategy is a multi-channel distribution model. The Company, through its scalable, adaptable, modular Internet technologies and services, creates customized solutions for its customers which are incorporated into their products and services for end-users. The Company chose this approach to best meet the varying needs of its customers and because it enables it to leverage the marketing, distribution and development resources of much larger organizations that are strategically focused on offering value-added products and services for the Internet. The Company intends to continue to increase the performance, functionality and flexibility of its technology offerings and breadth of its services to meet the evolving needs of Internet users and to continue to invest in building customer awareness of the Spyglass name and the range of Internet solutions available from Spyglass.

     The Company's future results of operations will be largely dependent upon a number of factors relating to development and acceptance of the Internet as a commercial market, particularly use of the Internet through non-PC devices, and the Company's ability to establish its solutions as widely-accepted in the market. See the "Future Operating Results" section incorporated by reference into Item 7 of this Annual Report on Form 10-K.

     During fiscal 1997, the Company first directed its strategic focus to the Internet device and infrastructure market. Because this is a new and undeveloped market, there can be no assurance as to the extent of the demand for product offerings similar to those of the Company, or the extent to which the Company will be successful in penetrating this market. Moreover, the Company expects that its revenues and net income may be adversely affected during fiscal 1998 as the Company continues to concentrate its business strategy on the Internet device market, rather than on vendors of desktop software applications.

     On November 14, 1997, the Company acquired AllPen Software ("AllPen"). AllPen, based in Los Gatos, California, is a leading systems integration and software development firm focused on Internet technology for non-PC devices. In consideration of the acquisition, Spyglass issued approximately 640,000 shares of common stock and converted outstanding AllPen stock options into options for approximately 360,000 shares of Spyglass common stock. The transaction has been accounted for as a pooling of interests.

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

     Until the mid-1990's, use of the Internet was generally limited to governmental, educational and commercial organizations with a working knowledge of the UNIX operating system and commands, and the primary use of the Internet was the communication of information via electronic mail. However, there has been a significant growth in the use and popularity of the Internet in the past several years, due in part to the introduction in 1992 of the World Wide Web, a client/server system of hyperlinked multimedia databases.

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

PRODUCTS AND TECHNOLOGIES

     Spyglass products and technologies deliver the embedded Internet and infrastructure solutions needed to effectively connect a wide variety of devices to the Internet and leverage the wealth of on-line information and communication options. Spyglass products deliver benefits to a wide range of groups such as consumers, device manufacturers, content providers, internetworking vendors and Internet service providers

     Spyglass' solutions provide its partners with a complete array of software and services necessary to make devices work with the Web. Spyglass solutions enable Web connectivity from virtually any device, while providing the infrastructure solutions needed to eliminate performance "bottlenecks" and deliver value-added services such as content filtering and conversion. And, critically important to the mass deployment of these new devices, these solutions ensure that these devices have access to evolving Web content without the need for changes in the original Web content or costly changes to the device's software.

  SPYGLASS DEVICE MOSAIC

     Spyglass Device Mosaic is the embedded industry's first full-featured, thin browser. Occupying less than 675KB of code when compiled specifically for devices, it supports the latest Internet standard technologies found in desktop browsers many times larger. Moreover, Device Mosaic's modular design makes it scalable across a broad range of devices. Features can be added to support the latest needs of televisions and set-top boxes or a stripped down version can be embedded in more memory-constrained screen phones and hand-held devices. Easily ported to a variety of popular real-time operating systems, Device Mosaic enables consumer electronics manufacturers to add Web functionality to products quickly, cutting development dollars and sharply reducing time to market.

  SPYGLASS MICROSERVER

     Spyglass MicroServer is a small footprint embedded Web server that enables full HTML page-based monitoring, management and control of devices such as copiers, printers, hubs/routers and manufacturing equipment. It delivers standards-based Web server functionality to multiple concurrent users in as little as 36KB of RAM. Application user interfaces for MicroServer-enabled devices are authored in HTML and may be used with any commercial Web browser. Typical uses include providing operational or status information to a user, updating a device's internal database through information collected via HTML forms, or initiating a device action, such as running a diagnostic utility, based on a user request. Developed specifically for the embedded systems market, MicroServer has already been ported to many of the leading real-time operating systems.

  SPYGLASS PRISM

     Spyglass Prism is a server-based content conversion solution designed to optimize the performance of the new generation of Web-enabled devices, such as hand-held PCs & Personal Digital Assistants ("PDA"s), televisions, smart phones, cellular phones and pagers. Spyglass Prism can dynamically translate richly-formatted Web content -- HTML, tables, JPEG, frames -- into formats that match the relatively limited display capabilities of non-PC devices. For example, with a PDA, Prism could convert memory and bandwidth intensive color images into a simpler gray-scale format and then resize that image for the PDA's small display screen. These conversions of graphic laden content can reduce access times by as much as 90 percent. Performance is further enhanced by a caching feature that stores previously converted, frequently requested Web content.

  SURFWATCH CLIENT

     SurfWatch Client from Spyglass is an easy-to-use, effective software application for screening unwanted material from the Internet. SurfWatch Client from Spyglass features:

     - The ability to block access to a comprehensive list of sites pertaining to violence, hate crimes, drugs/alcohol, and sex,

     - A subscription service for updating the SurfWatch content list,

     - A filter manager for defining custom content filters,

     - A password protected on/off switch,

     - The ability to block objectionable Web, News, FTP, Gopher, and Chat content, and

     - Multiple platform availability.

  SURFWATCH PROSERVER

     SurfWatch ProServer, based on SurfWatch Client, is installed on a Proxy Server and blocks unwanted sexually explicit and other inappropriate material on computers connected to the network-without restricting the access rights of other Internet users. The SurfWatch ProServer software removes no material from the

Internet or any server, but simply blocks it at any local network where it is installed. SurfWatch ProServer screens the World Wide Web, FTP, Gopher and other services. In addition to filters for sexually explicit material, SurfWatch ProServer includes filter options for violence, hate crimes, drugs, alcohol, games, and gambling. SurfWatch ProServer is available in the following editions:
Microsoft Proxy Server, Netscape Proxy Server, Oracle Proxy Server, NetApp Proxy Server, FireWall-1 and Spyglass Prism.

     The following products were obtained upon Spyglass' acquisition of AllPen Software in November, 1997.

  NETHOPPER BROWSER TECHNOLOGY

     The NetHopper browser technology is a portable browser technology geared for small memory footprint devices. NetHopper allows users to browse the web from any location at any time, even wirelessly. The NetHopper browser technology can be found in many popular consumer electronics products currently on the market today such as Apple Computer's eMate 300 mobile computer. The NetHopper browser is written to be completely modular. In this way, the NetHopper browser can be ported to a number of other platforms, including several single-purpose devices.

  NETHOPPER ENTERPRISE SERVER

     The NetHopper Enterprise Server is a Java-based server geared for mobile and/or wireless, non-traditional web clients accessing traditional web-based Internet/Intranet content. As more and more web content is being targeted at large, desktop bound, multimedia computers, the NetHopper Enterprise Server helps bridge the gap between the growing amount of desktop web content to smaller, more consumer oriented devices. Java provides the ability for the NetHopper web server to be scaled for use in large, powerful server computers to much smaller Java-based devices.

  EMBEDDEDWEB FOR WINDOWS CE

     Targeted at mobile, small memory footprint electronic devices, AllPen's EmbeddedWeb for Windows CE, a technology of AllPen Software, which was acquired by Spyglass in November 1997, provides a means for remote devices to share and publish data via standard web protocols (HTTP, HTML, etc.) By incorporating a lightweight Web server into products such as automobiles, mobile phones, alarm systems, fax machines and televisions, these devices can be easily accessed and/or controlled through the Internet from a standard Web browser.

  ALLPEN MOBILE FORMS DATABASE

     The AllPen Mobile Forms Database is a mobile database and forms data collection application for the Windows CE operating system. AllPen Mobile Forms Database allows users to create powerful handheld databases that fit their mobile data collection needs. The database exists on handheld devices for easy collection of important data while freeing users from their desktops. All the data collected on the mobile device can be uploaded to the Windows 95 desktop via the Database Export functionality of the AllPen Mobile Forms Database product. Additionally, any database that one may have on their desktop can be imported into the AllPen Mobile Forms Database product for display and manipulation on the mobile CE device.

     The AllPen Mobile Forms Database works with all the latest Windows CE devices including the Philips Velo, the HP 320LX, Casio's Cassiopeia, Compaq's PC Companion, LG's Phenom, and NEC's MobilePro.

  MARKETING, SALES, AND DISTRIBUTION

     The Company distributes its technologies through a multi-channel distribution network of original equipment manufacturers ("OEMs"), value-added resellers ("VARs") and distributors that incorporate Internet technology into their products and services. Spyglass has adopted this distribution model to increase its presence in the marketplace, and to leverage the marketing, distribution and development resources of its customers. Certain products, such as the SurfWatch products, are also sold directly to end users via direct marketing.

     As it expands its technologies to serve the non-PC marketplace, the Company is focusing its marketing efforts on a variety of companies, including but not limited to real time operating system (RTOS) vendors, consumer and industrial device manufacturers, software developers, cable companies, Regional Bell Operating Companies (RBOC) and Internet Service Providers (ISP). Efforts include direct marketing campaigns, advertising campaigns and targeting the engineering and trade conferences and shows focused on these markets and industries. In addition, the Company is targeting public relations efforts at analysts, the trade press and other media relevant to the Internet device market.

     The Company's license arrangements with its customers typically provide for a non-exclusive license to incorporate Spyglass technology into the customer's products and services and distribute the Spyglass technology. These licenses generally provide for royalties based on the number of copies distributed and generally include significant minimum royalty commitments.

     As of December 10, 1997, the Company had 18 employees in marketing and 18 in sales. The Company currently operates sales offices located in Cambridge, Massachusetts, San Ramon, California, Morristown, New Jersey, Marina del Rey, California, Berkshire, United Kingdom and Tokyo, Japan.

  PROFESSIONAL SERVICES

     The Spyglass Professional Services organization provides custom solutions and support for its' customers through its professional services and customer services groups. These custom solutions are essential to Spyglass' overall strategy.

     Professional Services

     The Professional Services group provides strategic consulting, custom engineering, development, systems integration and project management services. These services are provided on a project basis to assist customers in developing unique products or services utilizing Spyglass technologies and other third party technologies. This organization consists of senior consulting managers, experienced engineering developers, senior technologists and architects, technical writers and quality assurance specialists.

     Customer Services

     Most of the Company's customers enter into support agreements with the Company for annual fees based upon on the number of products licensed, platforms supported and copies distributed. These support agreements entitle the customer to the backup technical support described below, product upgrades and enhancements, and access to certain complementary technologies that are made available by the Company for distribution without charge.

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

     As of December 10, 1997, the Company employed 31 employees in its Professional Services group.

PRODUCT DEVELOPMENT

     An important factor in the Company's ability to deliver state-of-the-art solutions to its customers is the technology base the Company can leverage in the creation of customized solutions for its customers. The

Company has a suite of embedded Internet and infrastructure solutions that it continues to develop in order to support the latest Internet technologies and standards. These core technologies form the basis for most of the Company's customer solutions.

     The Company's primary development efforts are focused on embedded Internet technologies for HTML rendering and browsing and infrastructure technologies that enhance the performance and functionality of non-PC devices connected to the Internet.

     In order to respond to rapidly changing competitive and technological conditions, the Company may seek to enhance or expand its product offerings by licensing one or more complementary technologies or products or acquiring one or more complementary companies.

     Because many of the significant technologies incorporated in the Spyglass product suite are implementations of Internet standard protocols which are constantly evolving, the Company actively participates in a number of Internet standards-setting groups and technical conferences.

     As of December 10, 1997, the Company's research and development staff, which is responsible for product development, quality assurance, technical communication and product coordination, consisted of 59 full-time employees. From time to time the Company employs independent contractors for software development, documentation, artistic design and quality reviews. For the fiscal years ended September 30, 1997, 1996 and 1995, research and development expenses were $13,644,000, $6,801,000 and $2,756,000, respectively, which represented 64%, 30% and 23% of revenues, respectively.

  COMPETITION

     The market for Internet software is extremely competitive. Moreover, because the Internet is an open system designed to be freely available to computer users worldwide, and because of the increasing popularity of the Internet, the Company expects that it will encounter increased competition in the future. In developing and licensing its technologies, products and services, the Company competes with other Internet device technology and software vendors, on-line service companies, Internet access providers and networking software companies that have developed their own WWW browsers or server products. In addition, the Company considers a significant source of competition to be the prospective customer's internal software development resources.

     Spyglass MicroServer competes with other thin, embeddable Web server technologies, including those provided by 3Soft, Agranat, emWare, Integrated Systems, Inc. and Wind River Systems. The embedded server market is characterized by an abundance of small competitors and two RTOS developers. Many of the smaller competitors are offering their products at extremely competitive prices in an attempt to establish a market position. The RTOS developers have the advantage of being able to offer embedded Web server functionality along with their operating systems. The barriers to entry for the embedded Web server market are very low, as the amount of software required for a server is very small.

     Spyglass Device Mosaic also competes with several companies who are providing lightweight Web browsers for the emerging Internet device marketplace. Spyglass competes with a number of small start-up companies in specific vertical markets. Spyglass also competes with Microsoft's Pocket Internet Explorer offering on WindowsCE, Network Computer, Inc. (an Oracle subsidiary) and JavaSoft, which is attempting to adapt the Java environment to embedded devices. All of these companies are licensing their Web browser and other solutions to OEMs.

     At this time, the Company believes there are no other content conversion servers that are being offered to the OEM market that directly compete with Spyglass Prism.

     The Company also faces competition for its SurfWatch Client product from other companies who have filtering products, such as Cyber Patrol.

     In its professional services offerings, Spyglass competes with other technology consulting firms as well as other technology competitors and customers' in-house research and development staff.

     Competition among the current and future suppliers of Internet software could result in significant price competition and reductions in the selling price of the Company's products. Moreover, many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect the Company's revenues or gross margins.

  PROPRIETARY RIGHTS

     One of the Company's products, Spyglass Device Mosaic, is based in part on technology licensed to the Company under an agreement with the University of Illinois at Urbana-Champaign. This agreement grants the Company the exclusive (subject to previously granted licenses described below) worldwide right to develop, distribute and sublicense commercial derivative versions of NCSA Mosaic, the Web browser that was originally developed at the National Center for Supercomputing Applications on the University of Illinois campus. The University Agreement provides for royalties based on Spyglass' net revenues from Device Mosaic. This University Agreement has an initial term of five years, with automatic one-year renewals, and is terminable in the event of a material breach by the Company of its obligations thereunder.

     The University informed the Company that, prior to appointing the Company as its exclusive licensing agent, the University granted certain rights with respect to NCSA Mosaic and the Mosaic trademark to approximately 10 organizations, some of which have developed and market WWW browsers based on NCSA Mosaic.

     The University Agreement gives the Company the exclusive right (with certain limited exceptions) to use the University's trademarks "Mosaic" and "NCSA Mosaic" and its spinning globe logo in connection with Spyglass Mosaic products on a royalty-free basis (with certain limited exceptions). In addition, the Company has the exclusive right (with certain limited exceptions) to use these marks in connection with the sale of other products for a royalty payment based on net revenues derived from such products. The University has filed an application to register the "NCSA Mosaic" and "Mosaic" trademarks and the spinning globe logo in the United States.

     Spyglass has registered the name "Spyglass", the red "S" logo and the tag line "Make The Net Work" in the United States. In addition, the Company has filed applications to register the name "Spyglass" in various foreign jurisdictions. Spyglass has also registered the name "SurfWatch" in the United States.

     AllPen Software, Inc. has registered the following trademarks in the United
States: "AllPen", "Nethopper" and "The World in the Palm of your Hand". AllPen Software, Inc. also has filed applications to register the name "Nethopper" in Canada and France and "EmbeddedWeb" in the United States.

     The Company relies upon copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers and others to protect its proprietary technology. Effective trademark, copyright and trade secret protection may not be available in every foreign country in which the Company's products are distributed. The University has no patent protection for NCSA Mosaic, and the Company has filed only one patent application to date to protect its products. There can be no assurance that the steps taken by the Company (or the University) to protect their respective proprietary technologies will be adequate to prevent misappropriation of their technology by third parties, or that third parties will not be able to independently develop similar technology. In addition, there can be no assurance that other parties will not assert technology infringement claims against the Company.

     The Company licenses technology from a number of third party product vendors for incorporation into the Company's products. Examples of such licensed technologies include security products, image conversion products and databases. Specifically, the Company announced on September 13, 1995 an agreement with RSA Data Security, Inc. ("RSA") allowing the Company to bundle RSA-security products with its technology offerings. The agreement allows Spyglass to use RSA's BSAFE and TIPEM software developer's kits to build security into Spyglass' technology offerings. BSAFE is a well-known cryptographer's tool kit, providing the means to add multiple algorithms and modules for encryption and authentication features to any application.

     On November 3, 1995, the Company entered into an agreement with the Java Products Group of Sun Microsystems, Inc. to license the JAVA programming language, the HOT JAVA browser and related technology. Under the agreement, the Company is granted the right to distribute the JAVA Runtime interpreter, the HOT JAVA browser and certain JAVA classes and interfaces developed by both Sun and the Company. The Company also has the right to port so-called "platform dependent parts" to other platforms.

  EMPLOYEES

     As of December 10, 1997, Spyglass employed 162 persons, including 36 in sales and marketing, 59 in research and development, 5 in customer services, 31 in professional services and 31 in finance and administrative functions. None of the Company's employees are represented by a labor union and Spyglass considers its employee relations to be good.

ITEM 2. PROPERTIES

     The Company's executive offices are located in Naperville, Illinois (27,841 square feet) and are occupied under a lease that expires in December 1999. The Company also leases research and development facilities Cambridge, Massachusetts, Los Gatos, California and Los Altos, California. The Company leases sales offices in San Ramon, California, Morristown, New Jersey, Marina del Rey, California, Berkshire, United Kingdom and Tokyo, Japan.

ITEM 3. LEGAL PROCEEDINGS

     Unisys Corporation ("Unisys") has announced its intention to require the payment of royalties for the use of compression technology associated with the Graphics Interchange Format ("GIF"), a popular file format based on compression technology patented by Unisys. Spyglass Device Mosaic has the ability to decompress files, including files stored in GIF. The assertion of these patent rights by Unisys, if successful, could result in additional royalty costs to the Company or prevent the Company's products from enabling users to view files compressed in GIF.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended September 30, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                            AGE                POSITION(S) WITH THE COMPANY
----                                            ---                ----------------------------
Douglas P. Colbeth........................       42        President, Chief Executive Officer and
                                                           Director
Randall T. Littleson......................       32        Vice President, Marketing
Michael F. Tyrrell........................       38        Executive Vice President, Business Development
Gary L. Vilchick..........................       43        Executive Vice President, Finance,
                                                           Administration and Operations and Chief
                                                           Financial Officer
Timothy M.P. Seamans......................       38        Vice President and General Manager,
                                                           Professional Services and Chief Information
                                                           Officer
Richard M. Houle..........................       42        Executive Vice President, Development and
                                                           Services
Michael Sears.............................       40        Vice President and General Manager, SurfWatch
                                                           Software Division

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

     Mr. Seamans joined the Company in July 1996 as Chief Information Officer and was promoted to Vice President and General Manager, Professional Services in addition to Chief Information Officer in May 1997. Prior to joining the Company, Mr. Seamans was Vice President, Product Development and Technology for Pitney Bowes from 1993 to 1996, Director, Large Accounts for J.D. Edwards in 1992 and System Development Manger for Pitney Bowes for six years. Mr. Seamans received his B.S. degree in Business Administration from Bryant College in 1992 with a major in computer science.

     Mr. Houle joined the Company in November 1996 as Executive Vice President, Development and Services. Prior to joining the Company, Mr. Houle was employed as the Executive Vice President, Operations for Trimark Technology, Inc. from September 1995 through October 1996. Prior to Trimark, Mr. Houle was employed with Sun Microsystems, Inc. from 1988 through 1995, most recently as Systems Engineering Director.

     Mr. Sears joined the Company in June 1997 as Vice President and General Manager of its SurfWatch Software Division. Prior to joining the Company, Mr. Sears was principal of The Reticle Group, a Silicon Valley-based management consulting firm providing business and development counsel for technology companies, from 1996 through June 1997. Prior to that, he spent six years at Sun Microsystems, Inc., most recently serving as chief of staff for SunSoft, Sun's software division. Mr. Sears received a master's degree in business administration from the Stanford Graduate School of Business and a juris doctorate degree from Stanford Law School. Mr. Sears graduated from the United States Naval Academy, and served for five years with the United States Marine Corps, where he rose to the rank of Captain.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated herein by reference from the sections entitled "Selected Quarterly Data" and "Shares Listed" in the Company's Annual Report to stockholders for the fiscal year ended September 30, 1997 (the "Annual Report").

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information required by this Item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated herein be reference from the financial statements contained in the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company changed its independent accountants in July 1997 as reported in its Current Report on Form 8-K dated July 15, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item concerning directors of the Company is incorporated herein by reference from the section entitled "Election of Directors" included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended September 30, 1997, which will be filed with the Securities and Exchange commission within 120 days of the Company's fiscal year end (the "1997 Proxy Statement"). The information required by this Item concerning executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned "Executive Officers of the Registrant". The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" included in the 1997 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference from the sections entitled "Compensation Committee Interlocks and Insider Participation", "Compensation of Directors", "Executive Compensation" and "Employment Agreements" included in the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference from the section entitled "Beneficial Ownership of Voting Stock" included in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following financial information is incorporated by reference into
Part II hereof from the Annual Report

     1.Financial Statements:

       Report of Independent Auditors

       Consolidated Balance Sheets at September 30, 1997 and 1996

       Consolidated Statements of Operations for the three years ended September 30, 1997

       Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity for the three years ended September 30, 1997

       Consolidated Statements of Cash Flows for the three years ended September 30, 1997

       Notes to the Consolidated Financial Statements

     2.Financial Statement Schedules:

       Report of Independent Auditors on Financial Statement Schedule

       Schedule VIII -- Valuation and Qualifying Accounts

       All other schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

     3.Exhibits:

       The exhibits are listed in the accompanying Index to Exhibits immediately following the signature page.

     (b) Reports on Form 8-K

         Current Reports on Form 8-K were filed dated July 15, 1997 to report a change in the Company's independent accountants and dated November 21, 1997 to report the acquisition of AllPen Software.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Spyglass, Inc.
                                          --------------------------------------
                                          Registrant

Date: December 18, 1997                          /s/ GARY L. VILCHICK
                                           -------------------------------------
                                                     Gary L. Vilchick
                                            Executive Vice President, Finance,
                                            Administration and Operations and
                                                 Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 18, 1997 by the following persons on behalf of the registrant and in the capacities indicated.

                      SIGNATURE
                      ---------

               /s/ DOUGLAS P. COLBETH                       President, Chief Executive Officer and
-----------------------------------------------------         Director (Principal Executive Officer)
                 Douglas P. Colbeth

                /s/ GARY L. VILCHICK                        Executive Vice President, Finance,
-----------------------------------------------------         Administration and Operations and Chief
                  Gary L. Vilchick                            Financial Officer (Principal Financial and
                                                              Accounting Officer)

                  /s/ TIM KRAUSKOPF                         Director
-----------------------------------------------------
                    Tim Krauskopf

                /s/ BRIAN J. JACKMAN                        Director
-----------------------------------------------------
                  Brian J. Jackman

                  /s/ RAY ROTHROCK                          Director
-----------------------------------------------------
                    Ray Rothrock

              /s/ STEVEN R. VANA-PAXHIA                     Director
-----------------------------------------------------
                Steven R. Vana-Paxhia

                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Spyglass, Inc.

     We have audited the consolidated financial statements of Spyglass, Inc. and subsidiaries as of September 30, 1997, and for the year then ended, and have issued our report thereon dated October 24, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. The consolidated financial statements and financial statement schedule of Spyglass, Inc. and subsidiaries as of September 30, 1996 and for the years ended September 30, 1996 and 1995 were audited by other auditors whose report dated October 25, 1996 expressed an unqualified opinion on those statements and schedule.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP
                                           -------------------------------------
                                          Ernst & Young LLP

Chicago, Illinois
October 24, 1997

                                 SPYGLASS, INC.
                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT    CHARGED TO    CHARGED                   BALANCE AT
                                            BEGINNING     COSTS AND     TO OTHER       (1)          END OF
              DESCRIPTION                   OF PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS      PERIOD
              -----------                   ----------    ----------    --------    ----------    ----------
SEPTEMBER 30, 1997
  Allowance for doubtful accounts.......    $  470,000    1,029,051        --       1,149,051     $  350,000
SEPTEMBER 30, 1996
  Allowance for doubtful accounts.......    $  180,209      301,034        --          11,243     $  470,000
SEPTEMBER 30, 1995
  Allowance for doubtful accounts.......    $    2,300      184,070        --           6,161     $  180,209

SEPTEMBER 30, 1997
  Valuation allowance for income
  taxes.................................    $1,477,000    3,093,000        --              --     $4,570,000
SEPTEMBER 30, 1996
  Valuation allowance for income
  taxes.................................    $        0    1,477,000        --              --     $1,477,000
SEPTEMBER 30, 1995
  Valuation allowance for income
  taxes.................................    $        0           --        --              --     $        0

-------------------------
(1) Bad debt write-offs

                               INDEX TO EXHIBITS

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    3.1 (1)   Amended and Restated Certificate of Incorporation of the
              Registrant, as amended
    3.2 (2)   By-laws of the Registrant
    4.1 (2)   Specimen certificate for shares of Common Stock
   10.1 (2)   1991 Stock Option Plan
   10.2 (4)   1995 Stock Incentive Plan, as amended
   10.3 (2)   1995 Director Stock Option Plan
   10.4 (2)   Employment and Confidentiality Agreement between the
              Registrant and Douglas P. Colbeth dated April 1, 1991
   10.5 (2)   Employment and Confidentiality Agreement between the
              Registrant and Michael F. Tyrrell dated April 29, 1991
   10.6 (7)   Senior Management Retention Agreement between the Registrant and Doug Colbeth, dated November 1, 1996
   10.7 (7)   Senior Management Retention Agreement between the Registrant and Tim Krauskopf, dated November 1, 1996
   10.8 (7)   Senior Management Retention Agreement between the Registrant and Michael Tyrrell, dated November 1, 1996
   10.9 (7)   Senior Management Retention Agreement between the Registrant and Gary Vilchick, dated November 1, 1996
   10.10(7)   Senior Management Retention Agreement between the Registrant and Randall T. Littleson, dated November 1, 1996
   10.11(7)   Senior Management Retention Agreement between the Registrant and Richard Houle, dated November 1, 1996
   10.12      Senior Management Retention Agreement between the Registrant and Michael Sears, dated June 2, 1997
   10.13      Senior Management Retention Agreement between the Registrant and Timothy Seamans, dated November 1, 1996
   10.14(3)   Standard form of Employment and Confidentiality Agreement
   10.15(2)   NCSA Mosaic Software License Agreement between the
              Registrant and the Board of Trustees for the University of
              Illinois dated May 10, 1994, as amended by amendment No. 1 dated May 10, 1994, amendment No. 2 dated August 4, 1994 and amendment No. 3 dated March 21, 1995(5)
   10.16(3)   Amendment No. 4 to NCSA Mosaic Software License Agreement
              between the Registrant and the Board of Trustees for the
              University of Illinois, dated June 28, 1995(5)
   10.17(2)   OEM/Source License Agreement, dated December 12, 1994,
              between the Registrant and Microsoft Corporation.
   10.18(4)   Amendment No. 1 to the OEM/Source License Agreement between the Registrant and Microsoft Corporation, dated September
              26, 1995(5)
   10.19(4)   Technology Cooperation Agreement, Including Amendment of
              OEM/Source License Agreement between the Registrant and
              Microsoft Corporation dated December 6, 1995(5)
   10.20(7)   Amendment No. 1, dated September 30, 1996, to the Technology
              Cooperation Agreement, Including Amendment of OEM/Source
              License Agreement between the Registrant and Microsoft
              Corporation, dated December 6, 1995(5)

      10.21(8) Amendment No. 2 to the Technology Cooperation Agreement, Including Amendment of OEM/Source License
               Agreement between the Registrant and Microsoft Corporation, dated January 21, 1997.
      10.22(3) RSA Data Security, Inc.-BSAFE/TIPEM OEM Master License Agreement dated August 8, 1995(5)
      10.23(6) Sub-Lease Agreement between Rust Environment & Infrastructure, Inc. and the Registrant dated February
               6, 1996
      10.24    Office Lease Agreement between American National Bank and Trust Company of Chicago Trust No. 43194
               and the Registrant dated May 28, 1997
      10.25(6) Standard Form of Invention and Non-Disclosure Agreement
      10.26(6) Standard Form of Non-Disclosure Agreement
      11.1     Statement Regarding Computation of Earnings per Share
      13.1     Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1997 (only those portions specifically incorporated by reference herein are filed herewith).
      21       Subsidiaries of the Registrant
      23.1     Consent of Ernst & Young LLP
      23.2     Consent of Independent Accountants
      27       Financial Data Schedule

-------------------------
(1) Incorporated herein by reference from the Company's Registration Statement on Form S-8 (File No. 333-04357) filed on May 23, 1996.

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

(7) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(8) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.