Form 10-Q
period 1997-12-31
SPYGLASS INC
filed 1998-02-12
CIK 945256

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1997

                                       or

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

        1240 E. Diehl Road, 4th Floor, Naperville, IL 60563 (708)505-1010
        -----------------------------------------------------------------
 (Address of principal executive offices, zip code, registrant's telephone number, including area code)

   -------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at February 5, 1998
---------------------------------------         -------------------------------
Common Stock (par value $.01 per share)                  13,085,458

                                      INDEX

                                                                          Page
                                                                          ----
                                                                           No.
                                                                           ---
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheets
           December 31, 1997 and September 30, 1997                         3

           Consolidated Statements of Operations
           Three Months Ended December 31, 1997 and 1996                    4

           Consolidated Statement of Changes in Stockholders' Equity
           Three Months Ended December 31, 1997                             5

           Consolidated Statements of Cash Flows
           Three Months Ended December 31, 1997 and 1996                    6

           Notes to the Consolidated Financial Statements                   7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                14

           Signatures                                                      15

                                 SPYGLASS, INC.
                          Consolidated Balance Sheets

                                                               (Unaudited)
                                                                DECEMBER 31,   SEPTEMBER 30,
(In thousands)                                                      1997          1997
------------------------------------------------------------------------------------------
                                     ASSETS

Current assets:
 Cash and cash equivalents                                         $ 24,924      $ 22,841
 Short-term investments                                                 --         4,929
 Accounts receivable, net of allowance for
   doubtful accounts of $350                                          3,565         3,792
 Prepaid expenses and other current assets                            2,750         2,195
                                                                   --------      --------
  Total current assets                                               31,239        33,757

Properties, net                                                       4,890         5,037
Long-term accounts receivable                                           150           250
Other assets                                                            916         1,536
                                                                   --------      --------
  Total Assets                                                     $ 37,195      $ 40,580
                                                                   ========      ========
                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                  $  1,934      $  2,162
 Deferred revenues                                                    1,656         1,256
 Accrued compensation and related benefits                            1,105         1,322
 Accrued expenses and other liabilities                                 243           173
                                                                   --------      --------
  Total current liabilities                                           4,938         4,913

Long-term deferred revenues                                             100           100
                                                                   --------      --------
  Total liabilities                                                   5,038         5,013

Stockholders' equity:
 Preferred stock, $.01 par value, 2,000,000 shares authorized,
  none issued                                                            --            --
 Common stock, $.01 par value, 50,000,000 shares
  authorized, 13,030,096 and 12,362,823 shares
  issued and outstanding, respectively                                  130           124
 Additional paid-in capital                                          41,016        40,746
 Accumulated deficit                                                 (8,989)       (5,303)
                                                                   --------      --------
  Total stockholders' equity                                         32,157        35,567
                                                                   --------      --------
  Total Liabilities and Stockholders' Equity                       $ 37,195      $ 40,580
                                                                   ========      ========


        See accompanying Notes to the Consolidated Financial Statements
                                       3

                                 SPYGLASS, INC.
                     Consolidated Statements of Operations
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED DECEMBER 31,
(In thousands, except per share amounts)                             1997           1996
-------------------------------------------------------------------------------------------
Net revenues:
 Internet technology revenues                                      $  2,590      $  3,014
 Service revenues                                                     1,664           871
                                                                   ---------      --------
  Total net revenues                                                  4,254         3,885

Cost of revenues:
 Cost of internet technology revenues                                   331           279
 Cost of service revenues                                               545           180
                                                                   ---------      --------
  Total cost of revenues                                                876           459
                                                                   ---------      --------
Gross profit                                                          3,378         3,426

Operating expenses :
 Sales and marketing                                                  2,295         1,814
 Research and development                                             3,118         2,925
 General and administrative                                           1,459         1,618
 One-time acquisition costs                                             496            --
                                                                   ---------      --------
  Total operating expenses                                            7,368         6,357
                                                                   ---------      --------
Loss from operations                                                 (3,990)       (2,931)

Interest income                                                         342           439
                                                                   ---------      --------
Loss before income taxes                                             (3,648)       (2,492)

Income tax benefit                                                       --          (947)
                                                                   ---------      --------
Net loss                                                           $ (3,648)     $ (1,545)
                                                                   =========     =========

 Loss per common share-basic and diluted                           $  (0.28)     $  (0.12)
 Weighted average number of common
  shares outstanding                                                 13,018        12,694
                                                                   =========     =========

        See accompanying Notes to the Consolidated Financial Statements

                                 SPYGLASS, INC.
           Consolidated Statements of Changes in Stockholder's Equity
                                  (UNAUDITED)


                                                                          ADDITIONAL
                                                  COMMON STOCK             PAID-IN       ACCUMULATED
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)        SHARES           AMOUNT        CAPITAL         DEFICIT
-------------------------------------------------------------------------------------------------------

Balance at September 30, 1997              12,362,823      $    124     $   40,746     $   (5,303)

 Adjustment for acquisition accounted
  for as a pooling of interest                639,246             6            204            (38)
 Exercise of stock options                     28,027                           66
 Net loss                                                                                  (3,648)
                                           -----------     --------     ----------     -----------
Balance at December 31, 1997               13,030,096      $    130     $   41,016     $   (8,989)
                                           ===========     ========     ==========     ===========


        See accompanying Notes to the Consolidated Financial Statements
                                       5

                                 SPYGLASS, INC.
                     Consolidated Statements of Cash Flows
                                  (UNAUDITED)


                                                              THREE MONTHS ENDED DECEMBER 31,
(IN THOUSANDS)                                                       1997           1996
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                          $  (3,648)     $ (1,545)
Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
 Depreciation and amortization                                          809           447
 Bad debt provision                                                     178           246
 Deferred income taxes                                                   --        (1,039)
 Incentive stock option compensation                                     --            20
Changes in operating assets and liabilities:
 Accounts and long-term receivables                                     587         2,945
 Prepaid expenses and other current assets                             (185)         (333)
 Accounts payable                                                      (231)          (30)
 Deferred revenues                                                       26           109
 Accrued compensation and related benefits                             (902)         (390)
 Accrued expenses and other liabilities                                  57           129
                                                                  ----------     ---------
Net cash provided by (used in) operating activities:                (3,309)          559
                                                                  ----------     ---------
Cash flows from investing activities

 Cash acquired                                                          574            --
 Short-term investments, net activity                                 4,929         1,499
 Proceeds from sale of fixed assets                                      25            --
 Capital expenditures                                                  (202)       (1,194)
                                                                  ----------     ---------
Net cash provided by investing activities                             5,326           305
                                                                  ----------     ---------
Cash flows from investing activities:

 Proceeds from exercise of stock options, including
    tax related benefits                                                66              84
                                                                  ----------     ---------
Net cash provided by financing activities                              66              84
                                                                  ----------     ---------
Net increase in cash and cash equivalents                            2,083             948

Cash and cash equivalents at beginning of period                    22,841          16,490
                                                                  ----------     ---------
Cash and cash equivalents at end of period                      $   24,924     $  17,438
                                                                  ==========     =========

        See accompanying Notes to the Consolidated Financial Statements
                                       6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 1997

NOTE 1.           BASIS OF PRESENTATION

                           The accompanying financial statements have been
                  prepared by the Company in accordance with generally accepted accounting principles, although certain information and footnote disclosures normally included in the Company's audited annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These interim financial statements should be read in connection with the audited financial statements for the fiscal years ended September 30, 1997, 1996 and 1995 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

                           The results of operations for the three months ended
                  December 31, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

NOTE 2.           EARNINGS PER SHARE

                           In 1997, the Financial Accounting Standards Board
                  issued Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS No. 128"), which became effective for the Company's fiscal year ending September 30, 1998. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to SFAS No. 128 requirements.

                           Options to purchase 2,479,548 shares of common stock
                  were outstanding as of December 31, 1997 but were not included in the computation of diluted earnings per share because the Company incurred a loss from operating activities and, therefore, the effect of including such options in the computation would be antidilutive. Had the Company earned income from operating activities during the quarter, common stock equivalents would have increased only by 608,195 shares because the option exercise price was greater than the average market price of common shares for most of the outstanding options.

NOTE 3.           ACQUISITION

                           On November 14, 1997, the Company acquired AllPen
                  Software ("AllPen"). AllPen, located in Los Gatos, California, develops software solutions and technologies and provides professional services for the Internet device marketplace. These solutions have been successfully applied in television, screenphone, handheld PC, mobile and wireless products. This transaction was effected through the exchange of 639,246 shares of common stock of the Company for all of the issued and outstanding shares of Allpen.

                           This transaction was accounted for under the pooling
                  of interests method of accounting. Because the effect of this transaction on prior year financial statements is considered immaterial, such financial statements have not been restated but rather the Company's equity accounts have been adjusted for the effect of the pooling.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Spyglass, Inc. ("Spyglass" or the "Company") was organized as an Illinois corporation in February 1990 and reincorporated in Delaware in May 1995. Spyglass entered the Internet market during fiscal 1994 and from fiscal 1994 through fiscal 1996, focused its efforts on developing, marketing and distributing Internet client and server technologies for incorporation into a variety of Internet-based software products and services. Beginning in fiscal 1997, the Company focused on the development, marketing and distribution of its technologies and services to the non-PC Internet device marketplace. Spyglass markets embedded solutions to a variety of companies such as the real time operating system (RTOS) vendors, consumer and industrial electronics manufacturers, and office equipment suppliers. Spyglass also provides infrastructure solutions to a variety of companies such as the Regional Bell Operating Companies (RBOCs), telephone companies, cable companies, Internet Service Providers (ISPs) and internetworking hardware providers. These technologies enable Internet connectivity through highly scalable embedded browsers and servers, and provide performance enhancements and content filtering and conversion through an integrated suite of infrastructure servers. Spyglass Professional Services offers custom engineering for defining, developing and delivering complete, end-to-end project solutions. Spyglass provides its customers with expertise, software and services that enable them to rapidly deploy cost-effective Internet-enabled devices. Spyglass solutions have been integrated into a variety of products, including but not limited to televisions, office equipment, television set-top boxes, network computers and screen and cellular phones. In addition, several major corporations have deployed SurfWatch, a leading content filtering software designed to block unwanted material from the Internet.

         On November 14, 1997, the Company acquired AllPen Software ("AllPen"). AllPen, located in Los Gatos, California, develops software solutions and technologies and provides professional services for the Internet device marketplace. This transaction was accounted for under the pooling of interests method of accounting. Because the effect of this transaction on prior year financial statements is considered immaterial, such financial statements have not been restated but rather the Company's equity accounts have been adjusted for the effect of the pooling.

         The Company licenses technology from a number of third party vendors for incorporation into the Company's products. Among these, the Company pays royalties to the University of Illinois with respect to licenses of Spyglass Device Mosaic, to RSA Data Security, Inc. with respect to licenses of the Company's technologies containing certain RSA code and to Sun Microsystems, Inc. with respect to licenses of the Company's technologies containing certain Java code. These royalties, among others, are reflected in cost of technology revenues.

QUARTER ENDED DECEMBER 31, 1997 COMPARED WITH QUARTER ENDED DECEMBER 31, 1996

     Internet technology revenues for the quarter ended December 31, 1997 decreased $424,000, or 14%, to $2,590,000 compared to $3,014,000 for the quarter ended December 31, 1996. This decrease in Internet technology revenues was due primarily to a significant decline in revenues from vendors of desktop software applications as the Company has directed its strategic focus to the Internet device market. Specifically, Internet technology revenues from vendors of desktop software applications, which includes SurfWatch software revenues, decreased to $747,000 from $2,282,000 while revenues from device manufacturers increased to $1,843,000 from $732,000. During this period of strategic redirection, initial Internet technology revenues on a given contract will typically comprise a smaller component of total expected Internet technology revenues than in the past, until such time as customer devices utilizing the Company's technology are introduced commercially and the contractual royalty revenue stream commences.

     Service revenues, which include revenues from both customer support agreements and professional services agreements, increased $793,000, or 91%, to $1,664,000 for the quarter ended December 31,

1997 compared to $871,000 for the quarter ended December 31, 1996. The increase in service revenues was due primarily to the increase in professional services revenues. Revenues from professional services were $1,326,000 in the first quarter of fiscal 1998 compared to $303,000 for the first quarter of fiscal 1997. The Company expects professional services revenues to increase both in absolute dollars and as a percentage of revenues during fiscal 1998, while service revenues from customer support agreements are expected to remain relatively constant, as a percentage of revenues, during the same period.

         Gross profit as a percentage of revenues was 79.4% for the quarter ended December 31, 1997 compared to 88.2% for the quarter ended December 31, 1996. This decrease in gross profit percentage resulted primarily from an increase in professional services revenues as a percentage of both total Internet technology revenues and service revenues, which have significantly higher costs as a percentage of revenues than Internet technology revenues. Additionally, the cost of service revenues increased, as a percentage of service revenues, to 32.8% for the first quarter of fiscal 1998 from 20.7% for the first quarter of fiscal 1997 due to the increase in professional service revenues as a percentage of service revenues. In addition, the cost of technology revenues increased due to the use of third party products, increasing the Company's royalty costs.

         Sales and marketing expenses for the quarter ended December 31, 1997 increased $481,000, or 27%, to $2,295,000 from $1,814,000 for the quarter ended December 31, 1996, and increased as a percentage of revenues to 53.9% from 46.7%. The increased expenses reflected staff additions in sales, particularly in international locations, and marketing, specifically at its SurfWatch Software division, which increased the cost of salary and related personnel expenses by $277,000 during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. Additionally, during the first quarter of fiscal 1998, the Company increased its marketing efforts including a direct marketing campaign targeted at consumer electronic, wireless, telecom and office equipment companies as well as increased marketing relating to its SurfWatch Software division, which increased marketing costs by $144,000.

         Research and development expenses for the quarter ended December 31, 1997 increased by $193,000, or 7%, to $3,118,000 compared to $2,925,000 for the quarter ended December 31, 1996, but decreased as a percentage of revenues to 73.3% from 75.3%. The increase in research and development costs was due primarily to costs of personnel in geographic areas in which higher salaries are required as the Company consolidated its Champaign, Illinois research and development operations into its Naperville, Illinois and Cambridge, Massachusetts operations in March 1997 which increased the costs of salary and related personnel expenses by $296,000 for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. Facility costs decreased $85,000 between these periods due to the facilities consolidation. The Company believes that it has been necessary to make significant investments in research and development and acquisitions of new technologies to remain competitive and establish a leadership position in the emerging Internet device market.

         General and administrative expenses decreased $159,000, or 10%, to $1,459,000 for the quarter ended December 31, 1997 from $1,618,000 for the quarter ended December 31, 1996 and decreased as a percentage of revenues to 34.3% from 41.6%. In the first quarter of fiscal 1997, in order to effectively and rapidly transition the focus of the Company from the desktop market to the Internet device market, it was necessary to incur significantly more conference, travel and meeting expenses than was typical for the Company, resulting in a decrease in general and administrative expenses of $280,000 for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. This decrease was offset by an increase in salary and related personnel expense of $58,000.

         In connection with the acquisition of AllPen Software on November 14, 1997, the Company recorded in the first quarter a charge to operating expenses of $496,000 or $0.04 per share for direct acquisition related costs. These costs consisted primarily of professional fees.

         The Company recorded no income tax benefit for the quarter ended December 31, 1997 and a provision for income tax benefit of $947,000 for the quarter ended December 31, 1996. The Company believes that it is appropriate to defer recognition of potential tax benefits until such time when its return to profitability can provide assurances that these tax benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, the Company had no debt and had cash and cash equivalents of $24,924,000 and working capital of $26,301,000. The Company's operating activities used cash of $3,309,000 and provided cash of $559,000 for the quarters ended December 31, 1997 and 1996, respectively.

         The Company's net accounts receivable decreased to $3,565,000 at December 31, 1997 from $3,792,000 at December 31, 1996. This decrease was primarily due to a shift in revenues from technology revenues to service revenues, which are collected as the services are performed, and increased collection efforts.

         The Company's capital expenditures totaled $202,000 and $1,194,000 for the quarters ended December 31, 1997 and 1996, respectively, and consisted primarily of computer hardware and software purchases. During the first quarter of fiscal 1997, the Company made a significant investment in its finance, human resources and customer support information systems. The Company had no material commitments for capital expenditures at December 31, 1997.

         The Company believes that its current cash and cash equivalents will be sufficient to finance the Company's cash flow needs through at least the quarter ending December 31, 1998.

FUTURE OPERATING RESULTS

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

         During fiscal 1997, the Company announced an increased strategic focus on the Internet device market. The Company is focused on the development, marketing and distribution of its technologies and services to the non-PC Internet device marketplace. Because this is a new and undeveloped market, there can be no assurance as to the extent of the demand for product offerings similar to those of the Company, or the extent to which the Company will be successful in penetrating this market. Moreover, the Company expects that its revenue growth may be limited during fiscal 1998 as the Company continues to direct its business strategy to the Internet device market, rather than vendors of desktop software applications. Moreover, the Company expects gross profit as a percentage of revenues to decline slightly throughout fiscal 1998 as professional services revenues, as a percentage of total revenues, increase. Research and development and general and administrative costs, as a percentage of revenues, are expected to decline throughout the remainder of fiscal 1998 while sales and marketing expenses are expected to remain approximately the same as a percentage of revenues as in the first quarter of fiscal 1998.

         The Company's future results of operations will also be largely dependent upon a number of factors relating to development and acceptance of the Internet as a commercial market. In particular, commercial use of the Internet continues to be constrained by the need for reliable processes such as security measures for electronic commerce as well as the need for regularly available customer support and a supporting infrastructure providing widespread Internet accessibility and high-speed communications capabilities. In addition, the market for Internet software products is characterized by rapidly changing technology, evolving industry standards and customer demands, and frequent product introductions and enhancements, which make it difficult to predict whether any initial commercial acceptance of the Company's products can be sustained over a period of time.

         The market for Internet technologies and services is extremely competitive, and competition is likely to increase in the future. The Company currently faces competition from other Internet device technology and software vendors such as Oracle, Sun Microsystems, Microsoft, on-line service companies, Internet access providers and networking software companies. In licensing its Internet technologies, the Company considers a significant source of competition to be the prospect company's internal software development resources.

         The Company licenses its products to a variety of companies such as RTOS vendors, consumer and industrial device manufacturers, RBOCs, ISPs and internetworking hardware providers that incorporate the Company's technology into their products and services. The success of the Company is therefore dependent in large part on the performance of its customers, which is outside of the Company's control.


         The Company from time to time receives notices alleging that its products infringe third party proprietary rights. For example, the Company has a pending dispute with Unisys Corporation regarding the Graphics Interchange Format. Spyglass has also received a notice form Elk Industries Inc. alleging that one or more products of Spyglass infringe a patent owned by Elk Industries Inc. Patent and similar litigation frequently is complex and expensive and its outcome can be difficult to predict. If, as a result of proprietary rights infringements by any of the Company's products, the Company is required to discontinue sales of certain products, eliminate certain features on its products, or pay royalties to another party, the Company's future operating results could be materially adversely affected.

         The Company's quarterly operating results have varied and they may continue to vary significantly depending on factors such as the timing of significant license agreements, the terms of the Company's licensing arrangements with its customers, the timing and success of product introductions by its customers and the timing of new product introductions and upgrades by the Company and its competitors. The Company typically structures its license agreements with customers to require an initial payment of a source code access fee or binary access fee and, at times, initial commitments for a minimum number of licenses. License revenues for those minimum commitments are recognized as the committed licenses are purchased. Additional license revenues from a customer will not be earned unless and until the initial committed levels are exceeded. The Company's revenues in any quarter will depend in significant part on its ability to sell source and binary fees as well as licenses to new customers in that quarter, the timing of product deployment by its customers and the ability to sell professional services. The Company typically structures its professional service agreements with customers to recognize revenue on the percentage of completion method of accounting. The Company's expense levels are based in part on expectations of future revenue levels and any shortfall in expected revenue could therefore result in a disproportionate decrease in the Company's net income in any given fiscal period.

IMPACT OF YEAR 2000

The Company has assembled a cross department task force ("task force") to address the Year 2000 issue. The task force is diligently investigating the associated issues and has a mid-summer 1998 target date to complete its assessment efforts. Upon completion of the assessment phase of the Year 2000 compliance process, the task force will implement any required software modifications and/or replacements so that internal systems of the Company and software sold by the Company will function properly with respect to dates in the year 2000. At this time the Company is unable to estimate the cost of the above efforts, however, the cost is not expected to have a material impact on the financial results of the Company.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K

The exhibits are listed in the accompanying Index to Exhibits immediately following the signature page.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on November 24, 1997 and a report on Form 8-K/A on December 23, 1997 relating to the acquisition of AllPen Software.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Spyglass, Inc.
                                                   --------------
                                                   Registrant





Date:   February 12, 1998                          /s/  Gary Vilchick
                                                   ----------------------------
                                                   Gary Vilchick
                                                   Executive Vice President,
                                                   Finance, Administration and
                                                   Operations and Chief
                                                   Financial Officer

                                INDEX TO EXHIBITS

                                                             Sequential
                                                             Page
Exhibit No.                Description                       Number
-----------                -----------                       ------
27                         Financial Data Schedule