Form 10-Q
period 1998-03-31
SPYGLASS INC
filed 1998-05-14
CIK 945256

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                  Outstanding at May 8, 1998
Common Stock (par value $.01 per share)                       13,801,034

                                 SPYGLASS, INC.
                                    FORM 10-Q

                                      INDEX
                                                                        Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets
          March 31, 1998 and September 30, 1997                           3

          Consolidated Statements of Operations
          Three Months Ended March 31, 1998 and 1997
          Six Months Ended March 31, 1998 and 1997                        4

          Consolidated Statement of Changes in Stockholders' Equity
          Six Months Ended March 31, 1998                                 5

          Consolidated Statements of Cash Flows
          Six Months Ended March 31, 1998 and 1997                        6

          Notes to the Consolidated Financial Statements                  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders             16

Item 6.   Exhibits and Reports on Form 8-K                                16

          Signatures                                                      17

                                 SPYGLASS, INC.
                          Consolidated Balance Sheets

                                                                         (UNAUDITED)
                                                                           MARCH 31,     SEPTEMBER 30,
(In thousands)                                                               1998             1997
                                         ASSETS
Current assets:
    Cash and cash equivalents                                              $ 23,792        $ 22,841
    Short-term investments                                                     --             4,929
    Accounts receivable, net of allowance for
       doubtful accounts of $406 and $350, respectively                       3,605           3,792
    Prepaid expenses and other current assets                                 2,294           2,195
                                                                            -------        --------
       Total current assets                                                  29,691          33,757
Properties and equipment, net                                                 4,374           5,037
Long-term accounts receivable                                                   150             250
Other assets                                                                    828           1,536
                                                                            -------        --------
       TOTAL ASSETS                                                        $ 35,043        $ 40,580
                                                                            =======        ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $  1,816        $  2,162
    Deferred revenues                                                           914           1,256
    Accrued compensation and related benefits                                 1,600           1,322
    Accrued expenses and other liabilities                                      134             173
                                                                            -------        --------
       Total current liabilities                                              4,464           4,913

Long-term deferred revenues                                                     100             100
                                                                            -------        --------

       Total liabilities                                                      4,564           5,013
                                                                            -------        --------

Stockholders' equity:
    Preferred stock, $.01 par value, 2,000,000 shares authorized,
       none issued                                                             --              --
    Common stock, $.01 par value, 50,000,000 shares
       authorized, 13,639,251 and 12,362,823 shares
       issued and outstanding, respectively                                     136             124
    Additional paid-in capital                                               42,753          40,746
    Accumulated deficit                                                     (11,518)         (5,303)
    Treasury common stock at cost, 9,714 shares held in 1998                    (55)           --
    Unamortized value of restricted stock issued                               (837)           --
                                                                            -------        --------
       Total stockholders' equity                                            30,479          35,567
                                                                            -------        --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 35,043        $ 40,580
                                                                            =======        ========

         See accompanying Notes to the Consolidated Financial Statements

                                 SPYGLASS, INC.
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                             THREE MONTHS ENDED MARCH 31,  SIX MONTHS ENDED MARCH 31,
(In thousands, except per share amounts)         1998           1997           1998            1997
Net revenues:
    Internet technology revenues               $ 2,881        $10,961       $  5,471        $ 13,975
    Service revenues                             2,125          1,054          3,789           1,925
                                               -------        -------       --------        --------
       Total net revenues                        5,006         12,015          9,260          15,900

Cost of revenues:
    Cost of internet technology revenues           467            847            798           1,126
    Cost of service revenues                       644            360          1,189             540
                                               -------        -------       --------        --------
       Total cost of revenues                    1,111          1,207          1,987           1,666
                                               -------        -------       --------        --------
Gross profit                                     3,895         10,808          7,273          14,234

Operating expenses:
    Sales and marketing                          2,264          2,216          4,559           4,030
    Research and development                     2,836          3,435          5,954           6,360
    General and administrative                   1,621          1,502          3,080           3,120
    Restructuring charge                          --              900             --             900
    One-time acquisition costs                    --             --              496            --
                                               -------        -------       --------        --------
       Total operating expenses                  6,721          8,053         14,089          14,410
                                               -------        -------       --------        --------

Income (loss) from operations                   (2,826)         2,755         (6,816)           (176)

Other income, net                                  297            553            639             992
                                               -------        -------       --------        --------
Income (loss) before income taxes               (2,529)         3,308         (6,177)            816

Income tax provision                                --          1,257             --             310
                                               -------        -------       --------        --------

Net income (loss)                              $(2,529)       $ 2,051       $ (6,177)       $    506
                                               =======        =======       ========        ========

Income (loss) per common share-basic           $ (0.19)       $  0.17       $  (0.47)       $   0.04
Income (loss) per common share-diluted         $ (0.19)       $  0.16       $  (0.47)       $   0.04


         See accompanying Notes to the Consolidated Financial Statements

                                 SPYGLASS, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)

                                                                                                                       Unamortized
                                                                         Additional                      Treasury        Value of
                                                           Common Stock    Paid-in   Accumulated       Common Stock     Restricted
(In thousands, except share amounts)                   Shares    Amount   Capital     Deficit       Shares   Amount    Stock Issued


Balance at September 30, 1997                        12,362,823   $124    $40,746    $ (5,303)        --     $  --      $     --

   Adjustment for acquisition accounted
            for as a pooling of interests               639,246      6        204         (38)
   Exercise of stock options                            399,203      4        598
   Exercise of employee stock purchases
            plan stock options                           37,979     --        179
   Issuance of restricted stock                         200,000      2      1,011                                         (1,013)
   Amortization of deferred compensation
            related to issuance of restricted stock                                                                          176
   Purchase of treasury shares                                                                       9,714     (55)
   Accelerated vesting of options                                             15
   Net loss                                                                            (6,177)
                                                     ----------   ----    -------    --------        -----   -----       -------
Balance at March 31, 1998                            13,639,251   $136    $42,753    $(11,518)       9,714   $ (55)      $  (837)
                                                     ==========   ====    =======    ========        =====   =====       =======

        See accompanying Notes to the Consolidated Financial Statements

                                 SPYGLASS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 SIX MONTHS     ENDED MARCH 31,
(In thousands)                                                      1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (loss) income                                            $ (6,177)       $    506
    Adjustments to reconcile net (loss) income to net cash
       (used in) provided by operating activities:
      Depreciation and amortization                                 1,606             921
      Amortization of deferred compensation related
        to issuance of restricted stock                               176            --
      Bad debt provision                                              278             258
      Deferred income taxes                                          --               216
      Incentive stock option compensation                              15             140
    Changes in operating assets and liabilities:
      Accounts and long-term receivables                              447           2,723
      Prepaid expenses and other current assets                        67          (1,098)
      Accounts payable                                               (349)            284
      Deferred revenues                                              (716)           (532)
      Accrued compensation and related benefits                      (407)            240
      Accrued restructuring costs                                    --               800
      Accrued expenses and other liabilities                          (52)            (18)
                                                                 --------        --------
      Net cash(used in) provided by operating activities           (5,112)          4,440
                                                                 --------        --------
Cash flows from investing activities:

    Cash acquired in business combination                             574            --
    Short-term investments, net activity                            4,929           1,445
    Proceeds from sale of fixed assets                                 82            --
    Capital expenditures                                             (248)         (2,018)
                                                                 --------        --------
      Net cash provided by (used in) investing activities           5,337            (573)
                                                                 --------        --------
Cash flows from financing activities:

    Proceeds from exercise of stock options, including
       tax related benefits                                           781             336
    Purchase of treasury common stock                                 (55)           --
                                                                 --------        --------
       Net cash provided by financing activities                      726             336
                                                                 --------        --------
Net increase in cash and cash equivalents                             951           4,203

Cash and cash equivalents at beginning of period                   22,841          16,490
                                                                 --------        --------
Cash and cash equivalents at end of period                       $ 23,792        $ 20,693
                                                                 ========        ========



         See accompanying Notes to the Consolidated Financial Statements

                                 SPYGLASS, INC.
                                    FORM 10-Q

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998

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

                  The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

NOTE 2.           EARNINGS PER SHARE

                   Earnings per common share - basic was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share - diluted was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all common shares that would have been outstanding if potentially dilutive common shares had been issued. The table below reconciles the number of shares utilized in the earnings per share calculations for the three month periods ending March 31, 1998 and 1997, respectively.

                                                    Three Months Ended March 31,
                                                        1998           1997
                                                    ----------------------------

       Net income (loss)                              $ (2,529)       $ 2,051
       Income (loss) per common share - basic         $  (0.19)       $  0.17
       Income (loss)  per common share - diluted      $  (0.19)       $  0.16
       Weighted average number of common shares
                outstanding - basic                     13,124         12,178
       Effect of dilutive securities, stock options       --              769
                                                      --------        -------
       Weighted average number of common shares
                outstanding - diluted                   13,124         12,947

                               SPYGLASS, INC
                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

                  Spyglass, Inc. ("Spyglass" or the "Company") was organized as an Illinois corporation in February 1990 and reincorporated in Delaware in May 1995. Spyglass entered the Internet market during fiscal 1994 and from fiscal 1994 through fiscal 1996, focused its efforts on developing, marketing and distributing Internet client and server technologies for incorporation into a variety of Internet-based software products and services. Since fiscal 1997, the Company has been focusing on the development, marketing and distribution of its technologies and services to the non-PC Internet device marketplace. In February 1998, Spyglass reorganized its business to more tightly integrate its development, professional services and marketing resources targeted to various vertical markets within the Internet device market in order to provide solutions tailored to the needs of those markets.

         Spyglass provides its customers with expertise, software and professional services that enable them to rapidly deploy cost-effective Internet-enabled devices. The professional services offered include custom engineering for defining, developing and delivering complete, end-to-end project solutions. Spyglass solutions have been integrated into a variety of products, including but not limited to televisions, office equipment, television set-top boxes, network computers and screen and cellular phones. In addition, several major corporations have deployed SurfWatch, a leading content filtering software designed to block unwanted material from the Internet.

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

         The Company licenses technology from a number of third party vendors for incorporation into the Company's products. Among these, the Company pays royalties to the University of Illinois with respect to licenses of Spyglass Device Mosaic, to RSA Data Security, Inc. with respect to licenses of the Company's technologies containing certain RSA code and to Sun Microsystems, Inc. with respect to licenses of the Company's technologies containing certain Java code. These royalties, among others, are reflected in cost of internet technology revenues.

         On January 21, 1997, the Company amended its license arrangement with Microsoft to convert Microsoft's existing license for the Spyglass Mosaic browser technology into a fully paid-up license in consideration of an additional $8,000,000 payment from Microsoft. Spyglass recognized the revenue from this payment in the quarter ended March 31, 1997. Management believes that its results of operations, without giving effect to this one-time event, present a more accurate presentation of the Company's ongoing business. Accordingly, the following analyses, including amounts and percentages, exclude the $8,000,000 of revenue as well as the associated $600,000 of cost of sales and $400,000 of sales expense for the three and six months ended March 31, 1997.

QUARTER ENDED MARCH 31, 1998 COMPARED WITH QUARTER END MARCH 31, 1997

         Internet technology revenues for the quarter ended March 31, 1998 decreased $80,000 or 3%, to $2,881,000 compared to $2,961,000 for the quarter ended March 31, 1997. This decrease in Internet technology revenues was due primarily to a significant decline in revenues from vendors of desktop software applications as the Company has directed its strategic focus to the Internet device market. Specifically, Internet technology revenues from vendors of desktop software applications, excluding SurfWatch revenues, decreased $885,000 while revenues from device manufacturers increased $493,000. During the development of the Internet device market, initial Internet technology revenues on a given contract will typically comprise a smaller component of total expected Internet technology revenues than was previously recorded in licensing the desktop software applications. On-going internet technology revenues will not be realized until such time as customer devices utilizing the Company's technology are introduced commercially and the contractual royalty revenue stream commences.

         Service revenues for the quarter ended March 31, 1998 increased $1,071,000, or 102%, to $2,125,000 compared to $1,054,000 for the quarter ended
March 31, 1997. The increase in service revenues was due to the increase in professional services revenues from the AllPen acquisition. Revenues from professional services increased approximately $1,258,000 for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. The Company expects professional services revenues to increase slightly in absolute dollars but remain consistent as a percentage of total net revenues during fiscal 1998 as compared to the quarter ended March 31, 1998. Service revenues from customer support agreements are expected to remain relatively constant, as a percentage of total net revenues, during the same period.

         Gross profit as a percentage of revenues was 77.8% for the quarter ended March 31, 1998 compared to 84.9% for the quarter ended March 31, 1997. This reduction was a result of a change in the revenue mix as total net revenue consisted of a higher percentage of lower margin professional services revenues as well as a result of increased costs due to the use of third party products, increasing the Company's royalty costs.

         In February 1998, Spyglass reorganized its business to more tightly integrate its development, professional services and marketing resources targeted to various markets within the Internet device market in order to provide solutions tailored to the needs of those markets. In connection with this integration, the Company incurred costs of approximately $365,000 of which $56,000 is reflected in sales and marketing expenses and $309,000 is reflected in research and development expenses for the quarter ended March 31, 1998.

         Sales and marketing expenses for the quarter ended March 31, 1998 increased $448,000, or 25%, to $2,264,000 from $1,816,000 for the quarter ended March 31, 1997, but remained constant as a percentage of revenues at 45.2%. A major factor in this increase was $440,000 in additional compensation and personnel expenses incurred as a result of the addition of sales staff, particularly in international locations, the addition of marketing staff, specifically at the Company's SurfWatch business, and the issuance of restricted stock to officers of the Company. Additionally, during the second quarter of fiscal 1998, the Company increased its marketing efforts relating to its SurfWatch location which increased marketing costs by $135,000. These increases were partially offset by a decrease in travel and travel related expenses of approximately $128,000 primarily due to a change in location of trade shows attended and to the reduction in the number of trade shows attended due to the shift in focus from the desktop market to the Internet device market.

         Research and development expenses for the quarter ended March 31, 1998 decreased $599,000, or 17%, to $2,836,000 from $3,435,000 for the quarter ended March 31, 1997 and decreased as a percentage of revenues to 56.7% from 85.6%. The decrease in research and development expenses was due primarily to a decrease in salary costs and related personnel expenses of $452,000 related to the increased utilization of development engineers in a professional services role, as reflected by the increase in cost of service revenues, as well as an overall reduction in engineering staff. Additionally, travel and travel related costs decreased by $174,000 primarily due to the consolidation of the company's facilities as well as a reduction in staffing.

         General and administrative expenses for the quarter ended March 31, 1998 increased $119,000, or 8%, to $1,621,000 from $1,502,000 for the quarter ended March 31, 1997 but decreased as a percentage of revenues to 32.4% from 37.4%. This increase was due to an increase in salary and related personnel expense of $417,000 due in part to the enhancement of the Company's general and administrative functions and in part to the issuance of restricted stock to officers of the Company. These increases were partially offset by a decline in travel and travel related expenses of $153,000 between these periods due primarily to the consolidation of the Company's facilities in March 1997.

         A pre-tax charge of $900,000 ($558,000 or $0.05 per share-basic after-tax for the three months ended March 31, 1997) was recorded in the second quarter of fiscal 1997 and consisted primarily of severance and related personnel costs of $730,000 and lease cancellation and other exit costs of $170,000 related to the consolidation of the Company's research and development facilities.

         The Company recorded no income tax benefit for the quarter ended March 31, 1998 and a provision for income taxes of $1,257,000 for the quarter ended March 31, 1997. The Company believes that it is appropriate to defer recognition of potential tax benefits until such time when its return to profitability can provide assurances that these tax benefits will be realized.

SIX MONTHS ENDED MARCH 31, 1998 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1997

           Internet technology revenues for the six months ended March 31, 1998 decreased $504,000 or 8%, to $5,471,000 compared to $5,975,000 for the six months ended March 31, 1997. This decrease in Internet technology revenues was due primarily to a significant decline in revenues from vendors of desktop software applications as the Company has directed its strategic focus to the Internet device market. Specifically, Internet technology revenues from vendors of desktop software applications, excluding SurfWatch software revenues, decreased $2,556,000 while internet technology revenues from device manufacturers increased $1,705,000.

         Service revenues for the six months ended March 31, 1998 increased $1,864,000, or 97%, to $3,789,000 compared to $1,925,000 for the six months ended March 31, 1997. The increase in service revenues was due to the increase in professional services revenues from the AllPen acquisition. Revenues from professional services increased approximately $2,259,000 for the six months ended March 31, 1998 as compared to the six months ended March 31, 1997.

         Gross profit as a percentage of revenues was 78.5% for the six months ended March 31, 1998 compared to 86.5% for the six months ended March 31, 1997. This reduction was primarily a result of a change in the revenue mix as total net revenue consisted of a higher percentage of lower margin professional services revenues. Similarly, the cost of service revenues increased, as a percentage of service revenues, to 31.4% for the six months ended March 31, 1998 from 28.1% for the six months ended March 31, 1997 due to the increase in professional service revenues as a percentage of service revenues. In addition, the cost of technology revenues increased due to the use of third party products, increasing the Company's royalty costs.

         Sales and marketing expenses for the six months ended March 31, 1998 increased $929,000, or 26%, to $4,559,000 from $3,630,000 for the six months ended March 31, 1997, and increased as a percentage of revenues to 49.2% from 45.9%. A major factor in this increase was the addition of sales staff, particularly in international locations, and of marketing staff, specifically at its SurfWatch location, as well as the issuance of restricted stock to officers of the Company, all of which accounted for $658,000 of the increase in expense over the corresponding six month period in the prior year. Additionally, during the first six months of fiscal 1998, the Company increased its marketing efforts to include a direct marketing campaign targeted at consumer electronic, wireless, telecom and office equipment companies as well as increased marketing campaigns relating to its SurfWatch products. These efforts increased marketing costs by $353,000. These increases in expense were partially offset by a decrease in travel and travel related costs of $201,000 primarily due to a change in location of trade shows attended and to the reduction in the number of trade shows attended due to the change in focus from the desktop market to the Internet device market.

         Research and development expenses for the six months ended March 31, 1998 decreased $406,000, or 6%, to $5,954,000 from $6,360,000 for the six months ended March

31, 1997 and decreased as a percentage of revenues to 64.3% from 80.5%. The decrease in research and development expenses was due primarily to a decrease in salary costs and related personnel expenses of $400,000 related to the increased utilization of development engineers in a professional services role, as reflected by the increase in cost of service revenues, as well as an overall reduction in engineering staff. Facility related costs decreased $172,000 between these periods due to the consolidation of the Company's operations in March 1997. Additionally, travel and travel related costs decreased by $151,000 primarily due to the consolidation of the company's facilities as well as a reduction in staffing. These decreases in expenses were partially offset by an increase in consulting costs of $247,000 primarily related to the development of new SurfWatch products.

         General and administrative expenses for the six months ended March 31, 1998 decreased $40,000, or 1%, to $3,080,000 from $3,120,000 for the six months ended March 31, 1997 and decreased as a percentage of revenues to 33.3% from 39.5%. Salary and related personnel expenses increased $719,000 due in part to the enhancement of the Company's general and administrative functions and in part to the issuance of restricted stock to officers of the Company. These increases were offset by reductions in conference, travel, meeting and consulting expenses that were required last year as the Company transitioned from the desktop market to the Internet device market but were not required in the current fiscal year. These reductions accounted for a decrease in general and administrative expenses of $557,000 for the first six months of fiscal 1998 compared to the first six months of fiscal 1997. In addition, due to the consolidation of the Company's facilities in March 1997, general and administrative facility related costs decreased by $107,000 during this time period.

         A pre-tax charge of $900,000 ($558,000 or $0.05 per share-basic after-tax for the three months ended March 31, 1997) was recorded in the second quarter of fiscal 1997 and consisted primarily of severance and related personnel costs of $730,000 and lease cancellation and other exit costs of $170,000 related to the consolidation of the Company's research and development facilities.

         In connection with the acquisition of AllPen Software on November 14, 1997, the Company recorded, in the first quarter of 1998, a charge to operating expenses of $496,000 or $0.04 per share-basic for direct acquisition related costs. These costs consisted primarily of professional fees.

         The Company recorded no income tax benefit for the six months ended March 31, 1998 and a provision for income taxes of $310,000 for the six months ended March 31, 1997. The Company believes that it is appropriate to defer recognition of potential tax benefits until such time when its return to profitability can provide assurances that these tax benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Company had no debt and had cash and cash equivalents of $23,792,000 and working capital of $25,227,000. The Company's operating activities used cash of $5,112,000 and provided cash of $4,440,000 for the six months ended March 31, 1998 and March 31, 1997, respectively. The Company received $7,500,000 in cash from Microsoft during the quarter ended March 31, 1997 in connection with the Company's license arrangement, as discussed in the Overview section.

         The Company's net accounts receivable balance decreased to $3,755,000 at March 31, 1998 from $4,042,000 at September 30, 1997. This decrease was primarily due to a shift in revenues from technology revenues to service revenues, which are collected as the services are performed, and increased collection efforts.

         The Company's capital expenditures totaled $248,000 and $2,018,000 for the six months ended March 31, 1998 and 1997, respectively. During the six months ended March 31, 1997 the Company made significant enhancements to its computer systems.

         The Company believes that its current cash and cash equivalents, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through at least the twelve-month period ending March 31, 1999.

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

         During fiscal 1997, the Company announced an increased strategic focus on the Internet device market. The Company is focused on the development, marketing and distribution of its technologies and services to the non-PC Internet device marketplace. Because this is a new and undeveloped market, there can be no assurance as to the extent of the demand for product offerings similar to those of the Company, or the extent to which the Company will be successful in penetrating this market. The Company expects moderate revenue growth during the remainder of fiscal 1998 as the Company continues to direct its business strategy to the Internet device market. The Company expects gross profit as a percentage of revenues to remain relatively constant throughout the remainder of fiscal 1998. Research and development, general and administrative costs and sales and marketing expenses, as a percentage of revenues, are expected to decline throughout the remainder of fiscal 1998.

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

         The Company licenses its products to a variety of companies such as real-time operating system vendors, consumer and industrial device manufacturers, regional bell operating companies, internet service providers and internetworking hardware providers that incorporate the Company's technology into their products and services. The success of the Company is therefore dependent in large part on the performance of its customers, which is outside of the Company's control.

         The Company from time to time receives notices alleging that its products infringe third party proprietary rights. For example, Spyglass has received a notice from Elk Industries Inc. alleging that one or more products of Spyglass infringe a patent owned by Elk Industries Inc. Patent and similar litigation frequently is complex and expensive and its outcome can be difficult to predict. If, as a result of proprietary rights infringements by any of the Company's products, the Company is required to discontinue sales of certain products, eliminate certain features on its products, or pay royalties to another party, the Company's future operating results could be materially adversely affected.

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

IMPACT OF YEAR 2000

The Company has assembled a cross department task force ("task force") to address the Year 2000 issue. Currently, all new Spyglass products/technologies sold are Year 2000 compliant or will be so certified as new versions and utilities are released in 1998. However, the task force is diligently investigating other associated Year 2000 issues such as ensuring that internal systems are ready to continue operation without interruption and ensuring that suppliers to Spyglass are ready to continue operation without interruption, and has a mid-summer 1998 target date to complete its assessment efforts. Upon completion of the assessment phase of the Year 2000 compliance process, the task force will implement any required software modifications and/or replacements so that internal systems of the Company will function properly with respect to dates in the year 2000. At this time the Company is unable to estimate the cost of the above efforts; however, the cost is not expected to have a material impact on the financial results of the Company.

                                 SPYGLASS, INC.
                                    FORM 10-Q

                                    PART II.
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 10, 1998, the following items were voted on at the Annual Meeting of shareholders:

         Proposal                                           For            Against         Abstain
                                                        ------------       -------         -------
1.       To elect Brian J. Jackman as a
         Class III director to serve for a three-
         year term expiring at the Annual
         Meeting following the fiscal year
         ended September 30, 2000                        10,750,837         N/A             N/A

2.       To approve an amendment to the
         Company's 1995 Stock Incentive
         Plan increasing the number of shares
         of Common Stock issuable under the
         Plan from 2,550,000 shares to
         3,300,000 shares and the continuance of
         the plan, as amended                             3,801,082         964,863        88,894

3.       To ratify the selection of Ernst & Young
         LLP as the Company's independent
         auditors for the current fiscal year            10,830,623         100,166        55,933


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


                                             Spyglass, Inc.
                                             Registrant





Date:   May  14, 1998                        /s/  Gary Vilchick
                                             ----------------------------------
                                             Gary Vilchick
                                             Executive Vice President, Finance,
                                             Administration and Operations and
                                             Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                  Sequential
                                                                  Page
Exhibit No.       Description                                     Number

27                Financial Data Schedule