Form 10-Q
period 1998-06-30
SPYGLASS INC
filed 1998-08-13
CIK 945256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

   (Mark One)

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 1998

                                    or

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                              Outstanding at August 10, 1998
   Common Stock (par value $.01
     per share)                                13,863,827

                              Spyglass, Inc.
                                 Form 10-Q

                                   Index
                                                          Page No.
   Part I.   Financial Information

   Item 1.   Consolidated Balance Sheets
             June 30, 1998 and September 30, 1997           3

             Consolidated Statements of Operations
             Three Months Ended June 30, 1998 and 1997
             Nine Months Ended June 30, 1998 and 1997       4
             Consolidated Statement of Changes in
             Stockholders' Equity Nine Months Ended
             June 30, 1998                                  5

             Consolidated Statements of Cash Flows
             Nine Months Ended June 30, 1998 and 1997       6

             Notes to the Consolidated Financial Statements 7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations   8

   Part II.  Other Information

   Item 6.   Exhibits and Reports on Form 8-K               16

             Signatures                                     17

                                  SPYGLASS, INC.
                           Consolidated Balance Sheets

                                                    (Unaudited)
                                                      June 30,   September 30,
    (In thousands)                                      1998         1997
                         ASSETS
    Current assets:
       Cash and cash equivalents                       $22,518     $22,841
       Short-term investments                                0       4,929
       Accounts receivable, net of allowance for doubtful
         accounts of $416 and $350, respectively         5,032       3,792
       Prepaid expenses and other current assets         2,606       2,195
                                                       -------     -------
        Total current assets                            30,156      33,757
    Properties and equipment, net                        3,990       5,037
    Long-term accounts receivable                          150         250
    Other assets                                           428       1,536
                                                       -------     -------
        Total Assets                                   $34,724     $40,580
                                                       =======     =======

          LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable                                 $1,898      $2,162
       Deferred revenues                                   791       1,256
       Accrued compensation and related benefits         1,458       1,322
       Accrued expenses and other liabilities              304         173
                                                        ------      ------
        Total current liabilities                        4,451       4,913
                                                        ------      ------
    Long-term deferred revenues                            100         100
        Total liabilities                                4,551       5,013
                                                        ------      ------
    Stockholders' equity:
       Preferred stock, $.01 par value, 2,000,000 shares
        authorized, none issued                              0           0
       Common stock, $.01 par value, 50,000,000 shares
        authorized, 13,851,141 and 12,362,823 shares
        issued and outstanding, respectively               138         124
       Additional paid-in capital                       43,481      40,746
       Accumulated deficit                             (12,768)     (5,303)
       Treasury common stock at cost, 9,714 shares held    (55)          0
       Unamortized value of restricted stock issued       (623)          0
                                                       -------     -------
        Total stockholders' equity                      30,173      35,567
                                                       -------     -------
        Total Liabilities and Stockholders' Equity     $34,724     $40,580
                                                       =======     =======
See accompanying Notes to the Consolidated Financial Statements

SPYGLASS, INC.
Consolidated Statements of Operations
(Unaudited)

                                       Three Months Ended June 30,    Nine Months Ended June 30,
(In thousands, except per share amounts)  1998           1997             1998     1997
Net revenues:
 Internet technology revenues            $3,241          $1,179          $8,712   $15,154
 Service revenues                         2,135           1,037           5,924     2,962
                                         ------          ------          ------   -------
  Total net revenues                      5,376           2,216          14,636    18,116

Cost of revenues:
 Cost of internet technology revenues       651             200           1,449     1,326
 Cost of service revenues                   784             477           1,973     1,017
                                         ------          ------          ------    ------
  Total cost of revenues                  1,435             677           3,422     2,343
                                         ------          ------          ------    ------
Gross profit                              3,941           1,539          11,214    15,773

Operating expenses:
 Sales and marketing                      2,371           1,813           6,930     5,843
 Research and development                 1,676           3,714           7,630    10,074
 General and administrative               1,428           2,162           4,508     5,282
 Restructuring charge                         0               0               0       900
 One-time acquisition costs                   0               0             496         0
                                         ------          ------          ------    ------
  Total operating expenses                5,475           7,689          19,564    22,099
                                         ------          ------          ------    ------
Loss from operations                     (1,534)         (6,150)         (8,350)   (6,326)

Other income, net                           284             307             923     1,299
                                         ------          ------          ------    ------
Loss before income taxes                 (1,250)         (5,843)         (7,427)   (5,027)

Income tax benefit                            0            (310)              0         0
                                         ------          -------         ------    ------
Net loss                                ($1,250)        ($5,533)        ($7,427)  ($5,027)
                                         ======          ======          ======    ======
Loss per common share-basic and diluted  ($0.09)         ($0.45)         ($0.56)   ($0.42)
Weighted average number of common
 shares outstanding-basic and diluted    13,602          12,188          13,283    12,013
                                         ======          ======          ======    ======
See accompanying Notes to the Consolidated Financial Statements

                 SPYGLASS, INC.
Consolidated Statements of Changes in Stockholders' Equity
                  (Unaudited)
                                                                                                           Unamortized
                                                                       Additional              Treasury      Value of
                                                     Common Stock       Paid-in  Accumulated Common Stock   Restricted
(In thousands, except share amounts)               Shares     Amount    Capital    Deficit   Shares Amount Stock Issued

Balance at September 30, 1997                    12,362,823      $124    $40,746     ($5,303)     0     $0           $0

Adjustment for acquisition accounted
  for as a pooling of interests                     639,246         6        204         (38)
Exercise of stock options                           611,093         6      1,326
Exercise of employee stock purchase
  plan stock options                                 37,979         0        179
Issuance of restricted stock                        200,000         2      1,011                                 (1,013)
Amortization of deferred compensation
  related to issuance of restricted stock                                                                           390
Purchase of treasury shares                                                                   9,714    (55)
Accelerated vesting of options                                                15
Net loss                                                                              (7,427)
                                                 ----------      ----    -------    --------  -----   -----      -------
Balance at June 30, 1998                         13,851,141      $138    $43,481    ($12,768) 9,714   ($55)       ($623)
                                                 ==========      ====    =======     =======  =====   =====       ======
See accompanying Notes to the Consolidated Financial Statements

                      SPYGLASS, INC.
           Consolidated Statements of Cash Flows
                        (Unaudited)

                                                       Nine Months Ended June 30,
(In thousands)                                               1998       1997
Cash flows from operating activities:

Net loss                                                   ($7,427)   ($5,027)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
Depreciation and amortization                                2,490      1,301
Loss on disposal of fixed assets                                12          0
Amortization of deferred compensation related
  to issuance of restricted stock                              390          0
Bad debt provision                                             309        858
Incentive stock option compensation                             15        279
Changes in operating assets and liabilities:
  Accounts and long-term receivables                        (1,011)     3,705
  Prepaid expenses and other current assets                   (229)      (992)
  Accounts payable                                            (267)       314
  Deferred revenues                                           (839)      (628)
  Accrued compensation and related benefits                   (549)       107
  Accrued restructuring costs                                    0        309
  Accrued expenses and other liabilities                       118        110
                                                           -------     ------
Net cash(used in) provided by operating activities          (6,988)       336
                                                           -------     ------
Cash flows from investing activities:

Cash acquired in business combination                          574          0
Short-term investments, net activity                         4,929      7,762
Proceeds from sale of fixed assets                              82          0
Capital expenditures                                          (376)    (2,792)
                                                           -------    -------
Net cash provided by investing activities                    5,209      4,970
                                                           -------    -------
Cash flows from financing activities:

Proceeds from exercise of stock options, including
  tax related benefits                                       1,511        768
Purchase of treasury common stock                              (55)         0
                                                            ------     ------
Net cash provided by financing activities                    1,456        768
                                                           -------    -------
Net (decrease) increase in cash and cash equivalents          (323)     6,074

Cash and cash equivalents at beginning of period            22,841     16,490
                                                           -------    -------
Cash and cash equivalents at end of period                 $22,518    $22,564
                                                           =======    =======
See accompanying Notes to the Consolidated Financial Statements

                              Spyglass, Inc.
                                 Form 10-Q

              Notes to the Consolidated Financial Statements
                                (Unaudited)
                               June 30, 1998

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

             The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

   Note 2.   Earnings Per Share

          Earnings per common share-basic was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share-diluted was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all common shares that would have been outstanding if potentially dilutive common shares had been issued. The table below reconciles the number of shares utilized in the earnings per share calculations for the three month periods ending June 30, 1998 and 1997, respectively.

                                           Three Months Ended June 30,
                                              1998               1997
        Net loss                          $  (1,250)         $ (5,533)
        Loss per common share - basic     $   (0.09)         $  (0.45)
        Loss per common share - diluted   $   (0.09)         $  (0.45)
        Weighted average number of
         common shares outstanding -basic    13,602            12,188
        Effect of dilutive securities,
          stock options                         -                 -
        Weighted average number of common
          shares outstanding - diluted       13,602            12,188

                              Spyglass, Inc.
                                 Form 10-Q

   Item 2.   Management's Discussion and Analysis of Financial Condition
                         and Results of Operations
   Overview

             Spyglass, Inc. (_ Spyglass_ or the _Company_ ) was organized as an Illinois corporation in February 1990 and reincorporated in Delaware in May 1995. Spyglass entered the Internet market during fiscal 1994 and from fiscal 1994 through fiscal 1996, focused its efforts on developing, marketing and distributing Internet client and server technologies for incorporation into a variety of Internet-based software products and services. Since fiscal 1997, the Company has been focusing on the development, marketing and distribution of its technologies and services to the non-PC Internet device marketplace. In February 1998, Spyglass reorganized its business to integrate its development, professional services and marketing resources. This change has allowed Spyglass to target its tailored solutions to the needs of the various vertical sectors within the Internet device market.

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

        On November 14, 1997, the Company acquired AllPen Software (_AllPen_ ). AllPen, located in Los Gatos, California, develops software solutions and technologies and provides professional services for the Internet device marketplace. This transaction was accounted for under the pooling of interests method of accounting. Because the effect of this transaction on prior year financial statements is considered immaterial, such financial statements have not been restated but rather the Company's equity accounts have been adjusted for the effect of the pooling.

        The Company licenses technology from a number of third party vendors for incorporation into the Company's products. As a result, the Company pays royalties to the University of Illinois with respect to licenses of Spyglass Device Mosaic, to RSA Data Security, Inc. with respect to licenses of the Company's technologies containing certain RSA code and to Sun Microsystems, Inc. with respect to licenses of the Company's technologies containing certain Java code. These and other royalties are reflected in cost of Internet technology revenues.

        On January 21, 1997, the Company amended its license arrangement with Microsoft Corporation (_ Microsoft_) to convert Microsoft's existing license for the Spyglass Mosaic browser technology into a fully paid-up license in consideration of an additional $8,000,000 payment from Microsoft. Spyglass recognized the revenue from this payment in the quarter ended March 31, 1997. Management believes that its results of operations, without giving effect to this one-time event, present a more accurate presentation of the Company's ongoing business. Accordingly, the following analyses, including amounts and percentages, exclude the $8,000,000 of revenue as well as the associated $600,000 of cost of sales and $400,000 of sales expense for the nine months ended June 30, 1997.

   Quarter Ended June 30, 1998 Compared with Quarter End June 30, 1997

        Internet technology revenues for the quarter ended June 30, 1998 increased $2,062,000 or 175%, to $3,241,000 from $1,179,000 for the quarter ended June 30, 1997. This growth was due to an increase in licensing the Company's technologies to device manufacturers with one customer accounting for 78% of the increase. Internet technology revenues from vendors of desktop software applications, excluding SurfWatch revenues, decreased $538,000 while revenues from device manufacturers increased $2,286,000. During the development of the Internet device market, initial Internet technology revenues on a given contract will typically comprise a smaller component of total expected Internet technology revenues than was previously recorded in licensing the desktop software applications. Internet technology revenues derived from future royalties will not be realized until such time as customer devices utilizing the Company's technology are introduced commercially and the contractual royalty revenue stream commences.

        Service revenues for the quarter ended June 30, 1998, which include both professional services revenues and revenues from customer support agreements, increased $1,098,000, or 106%, to $2,135,000 from $1,037,000 for the quarter ended June 30, 1997.
   Revenues from professional services increased approximately $1,283,000 for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 due to an increase in the number of and dollar value of professional service agreements. Revenues from customer support agreements decreased $142,000 during the same time period. The Company expects professional service revenues to increase in absolute dollars but remain relatively constant, as a percentage of total net revenues, during the remainder of fiscal 1998. Service revenues from customer support agreements, as a percentage of total net revenues, are expected to decline slightly during the same period.

        Gross profit as a percentage of total net revenues was 73.3% for the quarter ended June 30, 1998 compared to 69.4% for the quarter ended June 30, 1997. This improvement was a result of a decrease in professional service cost, as a percentage of both total net revenues and service revenues, due to higher utilization of professional service engineers. Higher royalty costs, as a percentage of Internet technology revenues, partially offset the improved margins from professional service revenue.

        Sales and marketing expenses for the quarter ended June 30, 1998 increased $558,000, or 31%, to $2,371,000 from $1,813,000 for the quarter ended June 30, 1997, but decreased as a percentage of total net revenues to 44.1% from 81.8%. Factors in this increase were $235,000 in additional compensation and personnel expenses incurred as a result of the addition of sales and marketing staff, primarily at the Company's SurfWatch business, and the ratable compensation expense related to the prior issuance of restricted stock to certain officers of the Company. Additionally, during the third quarter of fiscal 1998, the Company increased its marketing efforts relating to the device market, specifically the television market, which increased marketing costs by $205,000.

        Research and development expenses for the quarter ended June 30, 1998 decreased $2,038,000, or 55%, to $1,676,000 from
   $3,714,000 for the quarter ended June 30, 1997 and decreased significantly as a percentage of total net revenues to 31.2% from 167.6%. The decrease in research and development expenses was due primarily to a decrease in salary costs and related personnel expenses of $1,652,000 as a result of the increased utilization of development engineers in a professional services role, as reflected by the increase in cost of service revenues, as well as an overall reduction in engineering staff. Likewise, reduced use of outside consultants accounted for an additional $222,000 of the decrease in research and development expenses. The Company believes that its direct investment in research and development is sufficient when combined with its retained ownership in the engineering developments of its professional service engineers.

        General and administrative expenses for the quarter ended June 30, 1998 decreased $734,000, or 34%, to $1,428,000 from $2,162,000 for the quarter ended June 30, 1997 and decreased as a percentage of total net revenues to 26.6% from 97.6%. A $567,000 reduction in bad debt expense was the primary factor in this decrease as market changes in the Company's desktop application business required certain accounts receivable balances to be reserved for or written off in the quarter ended June 30, 1997. Additionally, the Company reduced conference, travel, meeting and consulting expenses by a total of $258,000 in the quarter ended June 30, 1998 as higher expenditures of these types were required in the corresponding prior year period due to the Company's transition from the desktop market to the Internet device market.

        The Company recorded no income tax benefit for the quarter ended June 30, 1998 and an income tax benefit of $310,000 for the quarter ended June 30, 1997. The Company believes that it is appropriate to defer recognition of potential tax benefits until such time when its return to profitability can provide assurances that these tax benefits will be realized.

   Nine months Ended June 30, 1998 Compared with Nine months Ended
   June 30, 1997.

         Internet technology revenues for the nine months ended June 30, 1998 increased $1,558,000 or 22%, to $8,712,000 from $7,154,000 for the nine months ended June 30, 1997. This growth was due primarily to a significant increase in revenues from the Internet device market. Specifically, Internet technology revenues from vendors of desktop software applications, excluding SurfWatch software revenues, decreased $3,094,000 while Internet technology revenues from device manufacturers increased $3,991,000, 40% of which was from one customer.

        Service revenues for the nine months ended June 30, 1998, which include both professional services revenues and revenues from customer support agreements, increased $2,962,000, or 100%, to $5,924,000 from $2,962,000 for the nine months ended June 30, 1997. Professional service revenues increased approximately $3,517,000 for the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997 due primarily to increased revenues as a result of the AllPen acquisition. Revenues from customer support agreements decreased $555,000 for the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997 due primarily to the change in focus from the desktop market to the Internet device market.

        Gross profit as a percentage of revenues was 76.6% for the nine months ended June 30, 1998 compared to 82.8% for the nine months ended June 30, 1997. This reduction was primarily the result of a change in the revenue mix as total net revenue consisted of a higher percentage of lower margin professional services revenues. In addition, the cost of technology revenues increased due to the use of third party products, increasing the Company's royalty costs.

        Sales and marketing expenses for the nine months ended June 30, 1998 increased $1,487,000, or 27%, to $6,930,000 from
   $5,443,000 for the nine months ended June 30, 1997, but decreased as a percentage of total net revenues to 47.3% from 53.8%. A major factor in this increase was the addition of sales staff, particularly at international locations, and of marketing staff, primarily at its SurfWatch and corporate headquarters locations, as well as the issuance of restricted stock to certain officers of the Company, all of which accounted for $892,000 of the increase in expense over the corresponding nine month period in the prior year. Additionally, during the first nine months of fiscal 1998, the Company increased its marketing efforts to include a direct marketing campaign targeted at consumer electronic, wireless, telecom, television and office equipment companies as well as increased marketing campaigns relating to its SurfWatch products. These efforts increased marketing costs by $561,000. Increases in these expenditures were partially offset by a decrease in travel and travel related costs of $120,000 primarily due to a change in location and number trade shows attended as the Company's focus shifted from the desktop market to the Internet device market.

        Research and development expenses for the nine months ended June 30, 1998 decreased $2,444,000, or 24%, to $7,630,000 from
   $10,074,000 for the nine months ended June 30, 1997 and decreased as a percentage of total net revenues to 52.1% from 99.6%. The decrease in research and development expenses was due primarily to a decrease in salary costs and related personnel expenses of $2,150,000 related to the increased utilization of development engineers in a professional services role, as reflected by the increase in cost of service revenues, as well as an overall reduction in engineering staff. Facility related costs decreased $246,000 between these periods due to the consolidation of the Company's operations in March 1997. Additionally, travel and travel related costs decreased by $213,000 primarily due to the consolidation of the company's facilities as well as a reduction in staffing.

        General and administrative expenses for the nine months ended June 30, 1998 decreased $774,000, or 15%, to $4,508,000 from
   $5,282,000 for the nine months ended June 30, 1997 and decreased as a percentage of total net revenues to 30.8% from 52.2%. %. A $549,000 reduction in bad debt expense was the primary factor in this reduction as market changes in the Company's desktop application business required certain accounts receivable balances to be reserved for or written off in the quarter ended June 30, 1997. Additionally, the Company reduced conference, travel, meeting and consulting expenses by a total of $847,000 in the quarter ended June 30, 1998 as higher expenditures of these types were required in the corresponding prior year period due to the Company's transition from the desktop market to the Internet device market. The decreases in these types of expenses were partially offset by an increase in salary and related personnel expenses of $749,000 due to both the enhancement of the Company's general and administrative functions and the issuance of restricted stock to certain officers of the Company.

        A pre-tax charge of $900,000 ($558,000 or $0.05 per share-basic after-tax for the three months ended June 30, 1997) was recorded in the second quarter of fiscal 1997 and consisted primarily of severance and related personnel costs of $730,000 and lease cancellation and other exit costs of $170,000 related to the consolidation of the Company's research and development facilities.

        In connection with the acquisition of AllPen Software on November 14, 1997, the Company recorded, in the first quarter of 1998, a charge to operating expenses of $496,000 or $0.04 per share for direct acquisition related costs. These costs consisted primarily of professional fees.

        The Company recorded no income tax benefit for the nine months ended June 30, 1998 and 1997. The Company believes that it is appropriate to defer recognition of potential tax benefits until such time when its return to profitability can provide assurances that these tax benefits will be realized.

   Liquidity and Capital Resources

        As of June 30, 1998, the Company had no debt and had cash and cash equivalents of $22,518,000 and working capital of $25,705,000. The Company's operating activities used cash of $6,988,000 and provided cash of $336,000 for the nine months ended June 30, 1998 and 1997, respectively. The Company received a one-time payment of $7,500,000 in cash from Microsoft during 1997 in connection with the Company's license arrangement, as discussed in the Overview section.

        The Company's net accounts receivable balance increased to $5,032,000 at June 30, 1998 from $3,792,000 at September 30, 1997.
   This increase was primarily due to an increase in revenues.

        The Company's   capital  expenditures   totaled  $376,000   and
   $2,792,000 for the nine months ended June 30, 1998 and 1997, respectively. During the nine months ended June 30, 1997 the Company made significant enhancements to its internal computer systems.

        The Company believes that its current cash and cash equivalents, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through at least the twelve-month period ending June 30, 1999.

   Future Operating Results

        This Form 10-Q contains a number of forward-looking statements. Any statements contained herein (including without limitation statements to the effect that the Company or its management _ believes_, _expects_ , _anticipates_ , _ plans_ and similar expressions) that are not statements of historical fact should be considered forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below.

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

        The Company derived approximately 34% and 14% of its revenues for the three and nine months ended June 30, 1998, respectively, from one customer. As the Internet device market develops, the Company expects to continue to derive a significant portion of its revenues from a relatively limited number of customers. Although the Company expects that its reliance on any particular customer will decline as the Internet device market develops and its customer base expands, the failure of the Company to enter into a sufficient number of licensing agreements or sustain revenues from major customers during a particular period could have a material adverse effect on the Company's future operating results.

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

   Impact of Year 2000

   The Company has assembled a cross department task force (_ task force_) to address the Year 2000 issue. The task force is addressing Spyglass products, third party software and products used by the Company and software utilized by third parties that perform services for the Company. The task force is in the assessment phase of its overall plan. The assessment phase has included a review of Spyglass products and, as a result of these initial assessments, the Company has determined that all Spyglass products and technologies currently sold are Year 2000 compliant or will be so certified as new versions and utilities are released. In addition, as part of the assessment phase, the task force is diligently investigating other associated Year 2000 issues such as ensuring that third party software used internally and other products and services supplied to Spyglass are ready to continue operation without interruption. The task force anticipates completion of its assessment efforts during the summer of 1998.

   The next phase in the task force's efforts will be to plan and conduct testing to confirm Year 2000 compliance on products and services in which Year 2000 compliance is in question. For those products and services that fail testing or are assessed as non-
   compliant, Spyglass will implement any required software modifications and/or replacements of those products so that such products will function properly with respect to dates in the year 2000. The task force has a January 1999 target date to complete its testing efforts. Upon completion of its testing phase, the task force will determine a time period during which to implement any necessary changes.

   As of June 30, 1998, the only cost incurred by the Company has been the value of the time, based on standard hourly rates for employees, spent by the task force, which approximates $50,000. The Company estimates it will incur approximately $250,000 in future expenses to ensure all systems will function properly with respect to dates in the year 2000. These expenses are not expected to have a material impact on the financial position, cash flow or operations of the Company.

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


                                           Spyglass, Inc.
                                           Registrant





   Date:   August 13, 1998            /s/  Gary Vilchick
                                           Gary Vilchick
                                 Executive Vice President, Finance,
                                 Administration and Operations and Chief
                                 Financial Officer

                             INDEX TO EXHIBITS

                                                          Sequential
                                                          Page
   Exhibit No.         Description                        Number

   10.27+         Source Code License and Distribution Agreement between
                    the Company and Motorola, Inc. dated as of June 25, 1998

   27             Financial Data Schedule




   + - Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.