Form 10-K
period 1998-09-30
SPYGLASS INC
filed 1998-12-22
CIK 945256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K
   (Mark One)

   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended September 30, 1998
                                       or

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter  period  that  the  registrant  was  required  to  file  such reports), and (2) has  been subject to  such filing requirements  for
   the past 90 days. Yes __X__     No  ____

   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
   this Form 10-K or any amendment to this Form 10-K.   __X____

   The aggregate market value of the Common Stock held by non-affiliates of the registrant on October 30, 1998, based upon the closing sale price of the Common Stock on the Nasdaq National Market on that date as reported in The Wall Street Journal, was approximately $182,285,831

   Registrant had 14,973,150 shares of Common Stock outstanding as of December 9, 1998.

   DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's 1998 Annual Report to Stockholders for fiscal 1998 are incorporated by reference in Parts II and IV hereof. The Annual Report shall be deemed "filed" with the Commission only with respect to those portions specifically incorporated by reference herein. Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders for fiscal 1998, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year, are incorporated by reference into Part III hereof.

   PART I
   Item 1.   Business

   General

   Spyglass, Inc. ("Spyglass" or the "Company") was organized as an Illinois corporation in February 1990 and reincorporated in Delaware in May 1995. Spyglass entered the Internet market during fiscal 1994 and, from fiscal 1994 through fiscal 1996, focused its efforts on developing, marketing and distributing Internet client and server technologies for incorporation into a variety of Internet-based software products and services. Since fiscal 1997, the Company has been focusing on the development, marketing and distribution of its technologies and services to the non-PC Internet device marketplace. In February 1998, Spyglass reorganized its business to integrate its development, professional services and marketing resources. This change has allowed Spyglass to target its tailored solutions to the needs of the various vertical sectors within the Internet device market.

   Spyglass  provides  its  customers   with  expertise,  software   and
   professional services that enable them to rapidly develop cost-effective Internet-enabled devices. Spyglass professional services include custom engineering for defining, developing and delivering complete, end-to-end project solutions. Spyglass solutions have been integrated into a variety of products, including but not limited to televisions, office equipment, television set-top boxes, industrial controls, network computers and screen and cellular phones. In addition, several major corporations have deployed SurfWatch, a leading content filtering software designed to block unwanted material from the Internet.

   On  November  14,   1997,  the  Company   acquired  AllPen   Software
   ("AllPen"). AllPen, located in Los Gatos, California, develops software solutions and technologies and provides professional services for the Internet device marketplace. These solutions have been successfully applied in television, screenphone, handheld PC, mobile and wireless products. This transaction was effected through the exchange of 639,246 shares of common stock of the Company for all of the issued and outstanding shares of AllPen. This transaction was accounted for under the pooling of interests method of accounting. Because the effect of this transaction on prior year financial statements was considered immaterial, such financial statements were not restated; instead, the Company's equity accounts were adjusted for the effect of the pooling.

   In October 1998, General Instrument Corporation ("GI") acquired 700,000 shares of the Company's common stock for $7,392,000 and also acquired warrants to purchase an additional 700,000 shares. The warrants have exercise prices ranging from $13.20 to $14.78 per share (subject to adjustment in certain circumstances), and become exercisable on varying dates over a five-year period. In connection with this investment, the Company and GI entered into a three-year agreement under which the Company will develop and integrate new Internet cable services and technologies for GI. This work will be performed through a newly-formed subsidiary of the Company, in which GI will hold a 10% minority interest and which GI will have an option to purchase at fair market value under certain circumstances.

   A central element of the Company's business strategy is its use of an Original Equipment Manufacturing ("OEM") distribution network. The Company chose this approach to enable it to leverage the marketing, distribution and development resources of much larger organizations that are strategically focused on offering value-added products and services that leverage the Internet. The Company intends to continue to increase the performance, functionality and flexibility of its technology offerings and breadth of its services to meet the evolving needs of Internet users and to continue to invest in building customer awareness of the Spyglass name and the range of Internet solutions available from Spyglass.

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

   The World Wide Web ("WWW") was introduced in 1992. The WWW is based on a client/server system in which certain computers ("servers") store files and respond to requests issued by remote computers ("clients" ) to download the files, thus allowing multiple, geographically dispersed users to view and use the information stored on a single server. The client must contain software, known as a browser, that can read Hyper Text Markup Language (HTML) documents and follow their hypertext links to retrieve and display linked documents from servers.

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

   Products and Technologies
   Spyglass products and technologies deliver the embedded Internet and infrastructure solutions needed to effectively connect a wide variety of devices to the Internet and leverage the wealth of on-line information and communication options. Spyglass products deliver benefits to a wide range of groups such as consumers, device manufacturers, content providers, internetworking vendors and Internet service providers (ISPs").

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

   Spyglass Embedded Internet Technologies

   Spyglass Device Mosaic
   Spyglass Device Mosaic is the embedded industry's first full-featured, thin browser. Occupying less than 1MB of code when compiled specifically for devices, it supports the key Internet standards to deliver information to devices. Moreover, Device Mosaic's modular design makes it scalable across a broad range of
   devices.   Features can  be  added to  support  the latest  needs  of televisions and set-top boxes or a stripped down version can be embedded in more memory-constrained screen phones and hand-held devices. To further reduce memory footprint, Device Mosaic comes bundled with its own graphics library, the Spyglass ThinGUI Library, which enables rich GUI (graphical user interface) functionality in less than 300KB of code. Easily ported to a variety of popular real-time operating systems, Device Mosaic enables consumer electronics manufacturers to add Web functionality to products quickly, cutting development costs and sharply reducing time to market.

   Spyglass Device Mail
   Spyglass Device Mail is an embedded email technology designed specifically for televisions, cellular phones, and handheld computers. Specifically designed and built for these products, Spyglass Device Mail requires very little memory and is designed to run on the embedded or real-time operating systems that are commonly used by consumer electronics and office equipment manufacturers. Spyglass Device Mail supports SMTP and IMAP4 Internet messaging standards, and optionally supports POP3. Spyglass Device Mail will work with any ISP, eliminating the need for a proprietary dial-up network.

   Spyglass MicroServer
   Spyglass MicroServer is a small footprint Web server that can be embedded in devices such as copiers, printers, industrial controls, and manufacturing equipment. It delivers standards-based Web server functionality in as little as 10KB of random access memory ("RAM"). Application user interfaces for Spyglass MicroServer enabled devices are authored in HTML and may be used with any commercial Web browser. Typical uses include providing operational or status information to a user, updating a device's internal database, or initiating a device action, such as running a diagnostic. Developed specifically for the embedded systems market, Spyglass MicroServer has been ported to many of the leading real-time operating systems.

   Spyglass Mobile Forms Database
   Spyglass Mobile Forms Database is a mobile database and forms data collection application for Windows CE handheld PCs (HPCs). Spyglass Mobile Forms Database works with the latest Windows CE devices including the Philips Velo, the HP 320LX, Casio's Cassiopeia, Compaq's PC Companion, LG's Phenom, and NEC's MobilePro. Spyglass
   Mobile Forms Database allows users to create powerful handheld databases that precisely fit their mobile data collection needs. The database exists on a handheld device for easy collection of important data while freeing users from their desktop. Exchanging data with a desktop is made easy with the import/export functionality.

   Spyglass Infrastructure Technologies

   Spyglass Prism
   Spyglass Prism is a server-based content delivery platform designed to optimize the performance of the new generation of Web-enabled devices by dynamically converting existing Web content for optimal delivery and display on a wide variety of devices. Spyglass Prism dynamically translates richly formatted Web content such as tables, JPEG images, frames and Java applets into formats that match the relatively limited display capabilities of non-PC devices. For example, with a Personal Digital Assistant ("PDA"), Spyglass Prism converts memory and bandwidth intensive color images into a simpler, grayscale format and resizes those images for the PDA's smaller display. These conversions of graphic-laden content can reduce access times by as much as 90%. Performance is further enhanced by a feature that stores previously converted, frequently requested Web content. SurfWatch content filtering can also be added to Spyglass Prism, allowing users to block access to objectionable Web content.

   Spyglass Remote Mosaic
   Spyglass Remote Mosaic brings Web browsing capabilities to devices with extremely limited computing, RAM or display capacity. Such devices include PDAs, cellular phones, pagers, low-end set-top boxes and traditional television sets. By splitting the browser into two components -a lightweight viewer which resides in the device and a proxy browser that resides on a server -Spyglass Remote Mosaic can deliver Web-browsing functionality in as little as 50K of RAM on the device. This unique design reduces the amount of memory required on the device, and simplifies upgrades by putting most of the functionality on the server.

   SurfWatch Technologies

   SurfWatch Client Products

   SurfWatch Client from Spyglass is an easy-to-use, effective software application for screening unwanted material from the Internet.
   SurfWatch Client versions include: SurfWatch for the Macintosh, SurfWatch for Windows 95 and SurfWatch for Windows 98.

   SurfWatch Client blocks access to a comprehensive list of sites in any or all of five "core" categories pertaining to sexually explicit material, violence, hate speech, drugs/alcohol/tobacco, and gambling as well as allowing users to block all access to all chat.

   SurfWatch Server Products
   SurfWatch Server-based products plug into or act as an add-on to Microsoft and Netscape proxy servers and the Check Point FireWall-1. As described in the SurfWatch Client Products section above, the filtering technology included in the SurfWatch Server-based products blocks the same unwanted, inappropriate material on computers
   connected  to   the   network   enabling   centralized   (easier)
   administration of the filtering solution throughout a school district or corporation. SurfWatch Server-based products include: SurfWatch Standard Edition, Surfwatch Educational Edition, SurfWatch Professional Edition, SurfWatch for Check Point FireWall-1 and SurfWatch SDK. All editions includes the ability to administer different levels of filtering to different people (so that individuals or groups can have varied levels of Web access), and further allows customization based on the time of day or the day of the week.

   In additon to the above, the SurfWatch Educational Edition provides Secure Learning_ environments (or "white lists"). These inclusive lists of accessible Web content direct students to educational sites while steering them away from sexually explicit materials, violent content, hate speech, gambling sites and sites promoting drugs, alcohol or tobacco. The SurfWatch Professional Edition and SurfWatch for Check Point FireWall-1 add productivity categories to the already existing sites that are blocked. These categories include, but are not limited to, entertainment, games, job search, sports and travel. SurfWatch SDK enables software developers to embed SurfWatch
   filtering  technology  into  their   own  hardware  and/or   software
   applications.

   Marketing, Sales, and Distribution

   The Company  distributes  its  technologies  through  a  distribution network of OEMs that includes device manufacturers, platform developers, infrastructure hardware providers, service providers and content developers that incorporate Internet technology into their products and services. Spyglass has adopted this distribution model to increase its presence in the marketplace, and to leverage the marketing, distribution and development resources of its customers. Certain products, such as the SurfWatch products, are also sold directly to end users via direct sales and telesales and through value-added resellers ("VARs") and distributors.

   Since it shifted its direction to the non-PC marketplace, the Company has been focusing its marketing efforts on a variety of companies, including but not limited to real time operating system (RTOS) vendors, consumer and industrial device manufacturers, software developers, cable companies, Regional Bell Operating Companies (RBOC) and Internet Service Providers (ISP). Efforts include direct marketing campaigns, advertising campaigns and participating in the engineering and trade conferences and shows focused on these markets and industries. In addition, the Company is targeting public relations efforts at analysts, the trade press and other media relevant to the Internet device market.

   The Company's license arrangements with its customers typically provide for a non-exclusive license to incorporate Spyglass technology into the customer's products and services and distribute the Spyglass technology. These licenses generally provide for royalties based on the number of copies distributed and generally include up-front minimum royalty commitments.

   The Company derived approximately 15% of its revenues for the fiscal year ended September 30, 1998 from Motorola Corporation and 39.5% of its revenues for the fiscal year ended September 30, 1997 from Microsoft Corporation. As the Internet device market develops, the Company expects to continue to derive a significant portion of its revenues from a relatively limited number of customers.

   As of December 10, 1998, the Company had 8 employees in marketing and 15 in sales. The Company currently operates sales offices located in Cambridge, Massachusetts, San Ramon, California, Morristown, New Jersey, Marina del Rey, California, Berkshire, United Kingdom and Tokyo, Japan.

   Professional Services Organization
   The Spyglass Professional Services organization provides custom solutions and support for the Company's customers through its professional services and customer services groups. These custom solutions are essential to Spyglass' overall strategy.

   Professional Services Group
   The Professional Services group provides strategic Internet consulting, custom engineering, development, systems integration and project management services. These services are provided on a project basis to assist customers in developing unique products or services utilizing Spyglass technologies and other third party technologies. This group consists of senior consulting managers, experienced engineering developers, senior technologists and architects, technical writers and quality assurance specialists.

   Customer Services Group
   Most of the Company's customers enter into support agreements with the Company for annual fees based upon on the number of products licensed, platforms supported and copies distributed. These support agreements entitle the customer to the backup technical support described below as well as product updates and enhancements.

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

   As of December 10, 1998, the Company employed 29 employees in its Professional Services organization.

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

   As of December 10, 1998, the Company's research and development staff, which is responsible for product development, quality assurance, technical communication and product coordination, consisted of 40 full-time employees. From time to time the Company employs independent contractors for software development, documentation, artistic design and quality reviews. For the fiscal years ended September 30, 1998, 1997 and 1996, research and development expenses were $9,173,000, $13,644,000 and $6,801,000, respectively, which represented 45%, 64% and 30% of revenues, respectively.

   Competition
   The market for Internet technologies and services is extremely competitive, and competition is likely to increase in the future. The Company currently faces competition from other Internet device technology vendors and service providers such as Oracle, Sun Microsystems, Microsoft, on-line service companies, Internet access providers and networking software companies. Additionally, the Company considers a significant source of competition for its Internet technologies and professional services to be the prospect company's internal resources.

   Spyglass Device Mosaic competes with several companies who are providing lightweight Web browsers for the emerging Internet device marketplace. Spyglass competes with a number of small start-up companies in specific vertical markets. Spyglass also competes with Microsoft's Pocket Internet Explorer offering on WindowsCE, Network Computer, Inc. (an Oracle subsidiary), Planet Web and JavaSoft, which is attempting to adapt the Java environment to embedded devices. All of these companies are licensing their Web browser and other solutions to OEMs.

   Spyglass  Device  Mail  competes  with  several  companies  who   are
   providing e-mail packages with their browsers such as Microsoft, PowerTV, NCI and a variety of smaller companies.

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

   Spyglass Mobile Forms Database competes with other products such as Symantic's ACT and Syware's Visual CE.

   At this time, the Company believes there are no other content conversion servers that are being offered to the OEM market that directly compete with Spyglass Prism.

   Spyglass Remote Mosaic faces competition primarily from NCI's (a division of Oracle) DTV Navigator.

   The Company also faces competition for its SurfWatch Client product from other companies who have filtering products, such as The
   Learning Company's Cyber Patrol and NetNanny's NetNanny. The greatest competition is in the home market, due to the low barrier to entry. The SurfWatch Server products face competition primarily from NetPartners' WebSENSE and The Learning Company's CyberPatrol.

   In its professional services offerings, Spyglass competes with other technology consulting firms as well as other technology competitors and customers' in-house research and development staff.

   Competition among the current and future suppliers of Internet software and services could result in significant price competition. Moreover, many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect the Company's revenues or gross margins.

   Proprietary Rights
   One of the Company's products, Spyglass Device Mosaic, is based in part on technology licensed to the Company under an agreement with the University of Illinois at Urbana-Champaign. This agreement grants the Company the exclusive (subject to previously granted licenses described below) worldwide right to develop, distribute and sublicense commercial  derivative versions  of NCSA  Mosaic, the  Web browser that was originally developed at the National Center for Supercomputing Applications on the University of Illinois campus. The University Agreement provides for royalties based on Spyglass' net revenues from Device Mosaic. This University Agreement is terminable in the event of a material breach by the Company of its obligations thereunder. The University informed the Company that, prior to appointing the Company as its exclusive licensing agent, the University granted certain rights with respect to NCSA Mosaic and the Mosaic trademark to approximately 10 organizations, some of which have developed and market WWW browsers based on NCSA Mosaic.

   The University Agreement gives the Company the exclusive right (with certain limited exceptions) to use the University's trademarks "Mosaic" and "NCSA Mosaic" and its spinning globe logo in connection with Spyglass Mosaic products on a royalty-free basis (with certain limited exceptions). In addition, the Company has the exclusive right (with certain limited exceptions) to use these marks in connection with the sale of other products for a royalty payment based on net revenues derived from such products. The University has filed an application to register the "NCSA Mosaic" and "Mosaic" trademarks in the United States.

   Spyglass has registered the name "SPYGLASS", the red "S" logo, the name "SURF-WATCH", and the tag line "MAKE THE NET WORK" in the United States. Spyglass has also received trademark registrations for the name "SPYGLASS" in a number of foreign jurisdictions. Spyglass has filed additional trademark applications in the United States and in foreign jurisdictions.

   Spyglass relies upon patent, copyright, trade secret and confidentiality agreements and/or license agreements with its customers, employees and other third parties to protect its proprietary technology. However, effective intellectual property protections may not be available in every country in which Spyglass' products and services are provided. Spyglass has been issued and continues to seek patent protection from the United States Patent and Trademark Office for its technologies. The University of Illinois does not have patent protection for NCSA Mosaic. There can be no assurance that the steps taken by Spyglass (or the University of Illinois) to protect their respective proprietary technologies will be adequate to prevent misappropriation thereof by a third party, or that a third party will not be able to independently develop similar technologies. In addition, there can be no assurance that other parties will not assert technology infringement claims against Spyglass.

   The Company licenses technology from a number of vendors for incorporation into the Company's products. Examples of such licensed technologies include security products, image conversion products and databases. Specifically, the Company announced on September 13, 1995 an agreement with RSA Data Security, Inc. ("RSA") allowing the Company to bundle RSA-security products with its technology offerings. The agreement allows Spyglass to use RSA's BSAFE and TIPEM software developer's kits to build security into Spyglass' technology offerings. BSAFE is a well-known cryptographer's tool kit, providing the means to add multiple algorithms and modules for encryption and authentication features to any application.

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

   Employees

   As of December 10, 1998, Spyglass employed 127 persons, including 23 in sales and marketing, 40 in research and development, 29 in professional services and 35 in finance and administrative functions. None of the Company's employees are represented by a labor union and Spyglass considers its employee relations to be good.

   Item 2.   Properties

   The Company's executive offices are located in Naperville, Illinois (27,841 square feet) and are occupied under a lease that expires in December 1999. The Company also leases facilities Cambridge, Massachussets, Los Gatos, California and Los Altos, California. The Company leases sales offices in San Ramon, California, Morristown, New Jersey, Marina del Rey, California, Berkshire, United Kingdom and Tokyo, Japan.

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

   Item 4.   Submission of Matters To A Vote of Security Holders

   No matters were submitted to a vote of the Company's security holders during the quarter ended September 30, 1998.

   Executive Officers of the Registrant

   Name                               Age       Position(s)with the
                                                Company

   Douglas P. Colbeth................ 43        President, Chief Executive
                                                Officer and Director
   Randall T. Littleson.............. 33        Vice President and General
                                                Manager
   Christian T. Nall................. 37        Vice President, Business
                                                Development
   Michael F. Tyrrell................ 39        Executive Vice President,
                                                Business Development
   Gary L. Vilchick.................. 44        Executive Vice President,
                                                Finance, Administration and
                                                Operations and Chief
                                                Financial Officer

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

   Mr. Littleson joined the Company as Director, Product Marketing in June 1996 and was promoted to Vice President, Marketing in October 1996 and Vice President and General Manager in February 1998. Prior to joining the Company, Mr. Littleson served in various management positions for Seagate Software (formerly Palindrome Corp.), a developer of data management software solutions, for six years and a systems engineer for Novell prior to that. Mr. Littleson received his B.S. degree from the University of Michigan in 1987 and his M.B.A. from Keller Graduate School of Management in 1994.

   Mr. Nall joined the Company in September 1995 as Director, Western Operations and was promoted to Vice President, Business Development in January 1997. Prior to joining the Company, Mr. Nall was District Manager, Midwest Region for Hitachi Data Systems, a computer system manufacturer, and Business Unit Executive, Silicon Valley for IBM for 10 years prior to that. Mr. Nall received his Bachelor of Science degree from the University of California, Berkley in 1982.

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

   Mr. Vilchick joined the Company in December 1995 as Executive Vice President, Finance, Administration and Operations and Chief Financial Officer. Prior to joining the Company, Mr. Vilchick was the Vice President of Finance for Pitney Bowes Logistics Systems, a provider of technology for supply chain management solutions for three years, and Controller for Pitney Bowes Management Services for four years prior to that. Mr. Vilchick received his B.S. degree in accounting from the University of Rhode Island. Mr. Vilchick is a Certified Public Accountant.

   PART II

   Item 5.   Market  for   Registrant's   Common  Equity   and   Related
   Stockholder Matters

   The Company had 625 shareholders of record as of December 9, 1998.

   The additional information required by this Item is incorporated herein by reference from the sections entitled "Selected Quarterly Data" and "Shares Listed" in the Company's Annual Report to stockholders for the fiscal year ended September 30, 1998 (the "Annual Report").

   On November 14, 1997, the Company issued 639,246 shares of common stock in exchange for all of the outstanding common stock of AllPen Software. No underwriters were engaged in connection with such issuance. The shares issued in this transaction were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933.

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

   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The Company exports products to diverse geographic areas. Substantially all foreign sales, however, are transacted in U.S. dollars and therefore the Company is not exposed to significant foreign currency market risk.

   Item 8.   Financial Statements and Supplementary Data

   The information required by this Item is incorporated herein by reference from the financial statements contained in the Annual Report.

   Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

   PART III

   Item 10.  Directors and Executive Officers of the Registrant

   The information required by this Item concerning directors of the Company is incorporated herein by reference from the section entitled "Election of Directors" included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended September 30, 1998, which will be filed with the Securities and Exchange commission within 120 days of the Company's fiscal year end (the "1998 Proxy Statement"). The information required by this Item concerning executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned "Executive Officers of the Registrant". The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled "Other Matters--Section 16(a) Beneficial Ownership Reporting Compliance" included in the 1998 Proxy Statement.

   Item 11.  Executive Compensation

   The information  required  by this  Item  is incorporated  herein  by reference from the sections entitled "Election of Directors-- Compensation Committee Interlocks and Insider Participation", "Election of Directors--Compensation of Directors", "Executive Compensation" and "Executive Compensation--Employment Agreements" included in the 1998 Proxy Statement.

   Item 12.  Security  Ownership  of   Certain  Beneficial  Owners   and
   Management

   The information required by this Item is incorporated herein by reference from the section entitled "Beneficial Ownership of Voting Stock" included in the 1998 Proxy Statement.

   Item 13.  Certain Relationships and Related Transactions

   The information required by this Item is not applicable.

   PART IV

   Item 14.  Exhibits, Financial  Statement  Schedules, and  Reports  on
   Form 8-K

   (a) The following financial information is incorporated by reference into Part II hereof from the Annual Report

   1.   Financial Statements:

        Report of Independent Auditors

        Consolidated Balance Sheets at September 30,
            1998 and 1997

        Consolidated Statements of Operations for the three years ended September 30, 1998

         Consolidated Statements of Changes in Stockholders' Equity for the three years ended September 30, 1998

        Consolidated Statements of Cash Flows for the three years ended September 30, 1998

        Notes to the Consolidated Financial Statements

   2.   Financial Statement Schedules:

        Report of Independent Auditors on Financial Statement Schedule

        Schedule II - Valuation and Qualifying Accounts

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

                                           Spyglass, Inc.
                                           Registrant

   Date:   December 21, 1998               /s/ Gary L. Vilchick

                                           Gary L. Vilchick
                                           Executive Vice President,
                                           Finance, Administration and
                                           Operations and Chief
                                           Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 21, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

   Signature

   /s/ Douglas P. Colbeth
     Douglas P. Colbeth
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

   /s/ Gary L. Vilchick
     Gary L. Vilchick
     Executive Vice President, Finance, Administration
     And Operations and Chief Financial Officer
     (Principal Financial and Accounting Officer)

   /s/ Tim Krauskopf
     Tim Krauskopf
     Director

   /s/ Brian J. Jackman
     Brian J. Jackman
     Director

   /s/ John Shackleton
     John Shackleton
     Director

   /s/ Charles T. Brumback
     Charles T. Brumback
     Director

                       REPORT OF INDEPENDENT AUDITORS
                      ON FINANCIAL STATEMENT SCHEDULE

   To the Board of Directors and Stockholders of Spyglass, Inc.

   We have audited the consolidated financial statements of Spyglass, Inc. and subsidiaries as of September 30, 1998 and 1997, and for each of the two years in the period ended September 30, 1998, and have issued our report thereon dated October 19, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. The consolidated financial statements and financial statement schedule of Spyglass, Inc. and subsidiaries as of and for the year ended September 30, 1996 were audited by other auditors whose report dated October 25, 1996 expressed an unqualified opinion on those statements and schedule.

   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


   /s/ Ernst & Young LLP

   Ernst & Young LLP
   Chicago, Illinois
   October 19, 1998

                              SPYGLASS, INC.
                                SCHEDULE II

                     Valuation and Qualifying Accounts

                       Balance    Charged  Charged              Balance
                         at         to        to       (1)       at
   Description         beginning   costs    other   Deductions  end of
                       of period    and    accounts             period
                       period    expenses


   September 30, 1998
   Allowance for       $350,000   309,068  13,000     243,068  $429,000
   doubtful accounts

   September 30, 1997
   Allowance for       $470,000 1,029,051      -   1,149,051  $350,000
   doubtful accounts

   September 30, 1996
   Allowance for       $180,209   301,034      -      11,243  $470,000
   doubtful accounts

   (1)- Bad debt write-offs



                             INDEX TO EXHIBITS


   Exhibit No.         Description


   3.1(1)             Amended and Restated Certificate of
                      Incorporation of the Registrant, as amended

   3.2(2)              By-laws of the Registrant

   4.1(2)              Specimen certificate for shares of Common Stock

   10.1(2)             1991 Stock Option Plan *

   10.2                1995 Stock Incentive Plan, as amended *

   10.3(2)             1995 Director Stock Option Plan *

   10.4(2) Employment and Confidentiality Agreement between the Registrant and Douglas P. Colbeth dated April 1, 1991 *

   10.5(2) Employment and Confidentiality Agreement between the Registrant and Michael F. Tyrrell dated April 29, 1991 *

   10.6(7) Senior Management Retention Agreement between the Registrant and Doug Colbeth, dated November 1, 1996 *

   10.7(7) Senior Management Retention Agreement between the Registrant and Michael Tyrrell, dated November 1, 1996 *
   10.8(7) Senior Management Retention Agreement between the Registrant and Gary Vilchick, dated November 1, 1996 *

   10.9(7) Senior Management Retention Agreement between the Registrant and Randall T. Littleson, dated
                       November 1, 1996 *

   10.10(3)            Standard form of Employment and
                       Confidentiality Agreement

   10.11(2) NCSA Mosaic Software License Agreement between the Registrant and the Board of Trustees for the University of Illinois dated May 10, 1994, as amended by amendment No. 1 dated May 10, 1994, amendment No. 2 dated August 4, 1994 and amendment No. 3 dated March 21, 1995(5)

   10.12(3)            Amendment No. 4 to NCSA Mosaic Software
                       License Agreement between the
                       Registrant and the Board of Trustees
                       for the University of Illinois, dated
                       June 28, 1995. (5)

   10.13(2)            OEM/Source License Agreement , dated
                       December 12, 1994, between the
                       Registrant and Microsoft Corporation.

   10.14(4)            Amendment No. 1 to the OEM/Source
                       License Agreement between the
                       Registrant and Microsoft Corporation,
                       dated September 26, 1995. (5)

   10.15(4)            Technology Cooperation Agreement,
                       Including Amendment of OEM/Source
                       License Agreement between the
                       Registrant and Microsoft Corporation
                       dated December 6, 1995 (5)

   10.16 (7)           Amendment No. 1, dated September 30,
                       1996, to the Technology Cooperation
                       Agreement, Including Amendment of
                       OEM/Source License Agreement between
                       the Registrant and Microsoft
                       Corporation, dated December 6, 1995(5)

   10.17(8)            Amendment No. 2 to the Technology
                       Cooperation Agreement, Including
                       Amendment of OEM/Source License
                       Agreement between the Registrant and
                       Microsoft Corporation, dated January
                       21, 1997.

   10.18(3)            RSA Data Security, Inc.-BSAFE/TIPEM OEM
                       Master License Agreement dated August
                       8, 1995(5)

   10.19(6)            Sub-Lease Agreement between Rust
                       Environment & Infrastructure, Inc. and
                       the Registrant dated February 6, 1996

   10.20(9)            Office Lease Agreement between American
                       National Bank and Trust Company of
                       Chicago Trust No. 43194 and the
                       Registrant dated May 28, 1997

   10.21(6)            Standard Form of Invention and Non-
                       Disclosure Agreement

   10.22(6)            Standard Form of Non-Disclosure
                       Agreement

   10.23(10)           Source Code License and Distribution
                       Agreement between the Company and
                       Motorola, Inc. dated as of June 25,
                       1998(5)

   10.24+              Amendment 1 to the Source Code License
                       and Distribution Agreement between the
                       Company and Motorola, Inc. dated as of
                       June 25, 1998

   10.25+              Common Stock and Warrant Purchase
                       Agreement between the Company and
                       General Instrument Corporation dated
                       October 19, 1998

   10.26+              Digital Software Integration Center
                       Sourcing Agreement between the Company
                       and General Instrument Corporation
                       dated November 1, 1998

   10.27+              Operating Agreement between the Company
                       and General Instrument Corporation
                       dated October 19, 1998

   13.1                Portions of the Annual Report to
                       Stockholders for the fiscal year ended
                       September 30, 1998 (only those portions
                       specifically incorporated by reference
                       herein are filed herewith).

   21                  Subsidiaries of the Registrant

   23.1                Consent of Ernst & Young LLP

   23.2                Consent of PricewaterhouseCoopers LLP

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

   (5)  Confidential treatment previously granted by the Securities  and
   Exchange Commission      as to  certain portions,  which are  omitted
   and filed separately with the Commission.

   (6) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

   (7) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

   (8) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

   (9) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

   (10) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.



   + Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

   * Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.