Form 10-Q
period 1998-12-31
SPYGLASS INC
filed 1999-02-12
CIK 945256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

   (Mark One)

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934
   For the quarterly period ended December 31, 1998

                                    or

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                           Outstanding at February 10, 1999
   Common Stock
   (par value $.01 per share)                15,052,246

                                   Index
                                                          Page No.
   Part I.   Financial Information

   Item 1.   Consolidated Statements of Operations
             Three Months Ended December 31, 1998 and 1997  3

             Consolidated Balance Sheets
             December 31, 1998 and September 30, 1998       4

             Consolidated Statement of Changes in
             Stockholders' Equity Three Months Ended
             December 31, 1998                              5
             Consolidated Statements of Cash Flows
             Three Months Ended December 31, 1998 and 1997  6

             Notes to the Consolidated Financial Statements 7

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations            8

   Item 3.   Quantitative and Qualitative Disclosures about
             Market Risk                                    14

   Part II.  Other Information

   Item 1.   Legal Proceedings                              15

   Item 2.   Changes in Securities and Use of Proceeds      15

   Item 6.   Exhibits and Reports on Form 8-K               15

             Signatures                                     16

                            SPYGLASS, INC.
                 Consolidated Statemetns of Operations


                                     Three Months Ended December 31,
    (In thousands, except per share         1998          1997
     amounts)
     Net revenues:
      Internet technology               $   1,865     $  2,590
      Service                               2,658        1,664
                                           ------       ------
       Total net revenues                   4,523        4,254

     Cost of revenues:
      Internet technology                     311          331
      Service                               1,375          545
                                           ------       ------
       Total cost of revenues               1,686          876
                                           ------       ------
     Gross profit                           2,837        3,378

     Operating expenses and other:
      Sales and marketing                   2,174        2,295
      Research and development              1,821        3,118
      General and administrative            1,372        1,459
      One-time acquisition costs                -          496
                                           ------       ------
       Total operating expenses and other   5,367        7,368
                                           ------       ------
     Loss from operations                  (2,530)      (3,990)

     Other income, net                        314          342
                                           ------       ------
     Loss before income taxes              (2,216)      (3,648)

     Income tax benefit                         -            -
                                           ------       ------
     Net loss                           $  (2,216)    $ (3,648)
                                           =======      =======

    Loss per common share-basic and
     diluted                            $   (0.15)    $  (0.28)

    Weighted average number of common
     shares outstanding-basic and
     diluted                               14,566        13,018
                                           ======        ======

    See accompanying Notes to the Consolidated Financial Statements

                                 3

                                    SPYGLASS, INC.
                             Consolidated Balance Sheets

                                          (Unaudited)
                                          December 31,   September 30,
         (In thousands)                       1998           1998
         ASSETS

         Current assets:
          Cash and cash equivalents       $   29,539       $ 22,655
          Accounts receivable, net of
          allowance for doubtful accounts
          of $418 and $429, respectively       4,601          4,704
          Unbilled accounts receivable           945            902
          Prepaid expenses and other current
           assets                              2,568          2,461
                                              ------         ------
           Total current assets               37,653         30,722

         Properties and equipment, net         3,164          3,585
         Other assets                            169            268
                                              ------         ------
         Total Assets                     $   40,986       $ 34,575
                                              ======         ======
         LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
          Accounts payable                $    1,692       $  1,493
          Royalties payable                      412            541
          Deferred revenues                      552            786
          Accrued compensation and related
           benefits                            1,072          1,466
          Accrued expenses and other
           liabilities                           322            163
                                               -----          -----
           Total current liabilities           4,050          4,449

         Long-term deferred revenues              50             50
                                               -----          -----
         Total liabilities                     4,100          4,499
                                               -----          ------
         Stockholders' equity:
          Preferred stock, $.01 par value,
           2,000,000 shares authorized,
           none issued                            -               -
          Common stock, $.01 par value,
           50,000,000 shares authorized,
           15,002,695 and 13,944,433 shares
           issued and 14,992,981 and
           13,934,719 shares outstanding,
           respectively                          150            139
          Additional paid-in capital          53,452         43,886
          Accumulated deficit                (15,573)       (13,357)
          Treasury stock at cost, 9,714 shares   (55)           (55)
          Unamortized value of restricted
           stock issued                       (1,088)          (537)
                                              ------         ------
         Total stockholders' equity           36,886         30,076
                                              ------         -------
         Total Liabilities and
          Stockholders Equity             $   40,986       $ 34,575
                                              ======         ======

        See accompanying Notes to the Consolidated Financial Statements

                                  4

                                     SPYGLASS, INC.
                Consolidated Statement of Changes in Stockholders' Equity

                                                                                           Unamortized
                                                    Additional                Treasury       Value of
                                     Common Stock     Paid-in  Accumulated  Common Stock    Restriced
                                    Shares    Amount  Capital    Deficit   Shares  Amount  Stock Issued
 (In thousands,except per
  per share amounts)
   Balance at September 30, 1998  13,934,719  $  139  $ 43,886  $ (13,357)  9,714 $ (55)    $   (537)
   Sale of common stock to
    General Instrument               700,000       7     7,385
   Exercise of stock options         307,376       3     1,598
   Issuance of restricted stock       60,600       1       583
   Amortization of deferred
    compensation relating to                                                                    (583)
    issuance of restricted stock                                                                  32
   Net loss                                                        (2,216)
                                  ----------  -----    -------- ----------  ----- ------    --------
   Balance at December 31, 1998   15,002,695  $ 150    $ 53,452 $ (15,573)  9,714 $ (55)    $ (1,088)
                                  ==========  =====    ======== ==========  ===== ======    =========

                     See accompanying Notes to the Consolidated Financial Statements

                                                  5

                               SPYGLASS, INC.
                   Consolidated Statements of Cash Flows


                                      Three Months Ended December 31,
    (In thousands)                          1998            1997

    Cash flows from operating activities:
    Net loss                             $  (2,216)     $  (3,648)
    Adjustments to reconcile net loss
      to net cash used in operating
      activities:
     Depreciation                              472            498
     Amortization                              216            311
     Loss on disposal of fixed assets           30              -
     Amortization of deferred compensation
      related to issuance of restricted
      stock                                     32              -
     Bad debt provision                        175            178
    Changes in operating assets and
    liabilities:
     Accounts and long-term receivables        (72)           587
     Unbilled accounts receivable              (43)             -
     Prepaid expenses, other current assets
      and other assets                        (224)          (185)
     Accounts payable                          199           (231)
     Royalties payable                        (129)             -
     Deferred revenues                        (234)            26
     Accrued compensation and related
      benefits                                (394)          (902)
     Accrued expenses and other liabilities    159             57
                                            -------        -------
    Net cash used in operating activities   (2,029)        (3,309)
                                            -------        -------
    Cash flows from investing activities:

     Cash acquired in business combination       -            574
     Short-term investments, net activity        -          4,929
     Proceeds from sale of fixed assets          -             25
     Capital expenditures                      (80)          (202)
                                             ------         ------
    Net cash provided by (used in) investing
     activities                                (80)         5,326
                                             ------         ------
    Cash flows from financing activities:

     Proceeds from exercise of stock options 1,601             66
     Sale of common stock to General
      Instrument                             7,392              -
                                             ------         ------
    Net cash provided by financing
     activities                              8,993             66
                                             ------         ------
    Net increase in cash and cash
     equivalants                             6,884          2,083

    Cash and cash equivalents at
     beginning of period                    22,655         22,841
                                           -------        -------
    Cash and cash equivalents at end
     of period                           $  29,539      $  24,924
                                         =========      =========

    See accompanying Notes to the Consolidated Financial Statements

                                6

              Notes to the Consolidated Financial Statements
                                (Unaudited)
                             December 31, 1998

   Note 1.   Basis of Presentation

        The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles, although certain information and footnote disclosures normally included in the Company's audited annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. It is suggested that these interim financial statements be read in connection with the audited financial statements for the fiscal years ended September 30, 1998, 1997 and 1996 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

        The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

   Note 2.   Revenue Recognition

        The Company has adopted the provisions of Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended by SOP 98-4, "Deferral of Effective Date of Certain Provisions of SOP 97-2", effective October 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on applying generally accepted accounting principles for recognizing revenue on software transactions and supercede SOP 91-1. Application of SOP 97-2 and 98-4 did not have a material impact on the Company's current revenue recognition practices. However, certain provisions of SOP No. 97-2 are currently being reviewed by the accounting profession with the objective of providing additional guidance on implementation of the SOP. Depending upon the outcome of this review and the issuance of implementation guidelines and potential interpretations, the Company may be required to modify its revenue recognition policies and business practices, and such change could have the effect of deferring the recognition of revenue.


   Note 3.   Transactions with General Instrument

        In October 1998, General Instrument Corporation ("GI") acquired 700,000 shares of the Company's common stock for $7,392,000 and also acquired warrants to purchase an additional 700,000 shares. The warrants have exercise prices ranging from $13.20 to $14.78 per share (subject to adjustment in certain circumstances), and become exercisable on varying dates over a five-year period. In connection with this investment, the Company and GI entered into a three-year agreement under which the Company will develop and integrate new Internet cable services and technologies for GI. This work will be performed through a newly formed subsidiary of the Company, in which GI will hold a 10% minority interest and which GI will have an option to purchase at fair market value under certain circumstances.

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

        The Company licenses technology from a number of third-party vendors for incorporation into the Company's products. As a result, the Company pays royalties to the University of Illinois with respect to licenses of Spyglass Device Mosaic, to RSA Data Security, Inc. with respect to licenses of the Company's technologies containing certain RSA code and to Sun Microsystems, Inc. with respect to licenses of the Company's technologies containing certain Java code. These and other royalties are reflected in cost of Internet technology revenues.

   Quarter Ended December  31, 1998 Compared  with Quarter End  December
   31, 1997

        Internet technology revenues for the quarter ended December 31, 1998 decreased $725,000 or 28%, to $1,865,000 from $2,590,000 for the quarter ended December 31, 1997. This decrease was due to a decrease in the number of licensing contracts signed during the quarter. In the quarter ended December 31, 1998, certain potential customers delayed their purchase decisions as they continued to evaluate their product requirements and the timing of their product development projects. Additionally, the Company experienced customer hesitation in entering into licensing agreements which require large up-front license fee commitments. The Company continues to review its sales process in order to shorten its sales cycle.

        Service revenues for the quarter ended December 31, 1998, which include both professional services revenues and revenues from customer support agreements, increased $994,000, or 60%, to $2,658,000 from $1,664,000 for the quarter ended December 31, 1997. Revenues from professional services increased $1,042,000 for the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997. This increase was due to management's focus on building an integrated development and service organization that provides customized solutions to its customers within the vertical sectors of the Internet device market. This focus resulted in an increase in the number and dollar value of professional services agreements. Revenues from customer support agreements decreased $48,000 during the same time period. The Company expects professional service revenues to increase in absolute dollars and as a percentage of total net revenues, during the remainder of fiscal 1999. Service revenues from customer support agreements, as a percentage of total net revenues, are expected to decline slightly during the same period.

        Gross profit as a percentage of total net revenues was 62.7% for the quarter ended December 31, 1998 compared to 79.4% for the quarter ended December 31, 1997. This decline was a result of a larger portion of total revenue consisting of lower margin service revenue than in the corresponding prior year period. Gross profit, as a percentage of total net revenues, is expected to continue to be lower than in fiscal 1998 because management expects service revenue to continue to comprise a larger portion of total revenues. This trend, however, could vary on a quarter to quarter basis as the quantity and value of signed technology license agreements may vary from quarter to quarter.

        Sales and marketing expenses for the quarter ended December 31, 1998 decreased $121,000, or 5%, to $2,174,000 from $2,295,000 for the quarter ended December 31, 1997 and decreased as a percentage of total net revenues to 48.1% from 53.9%. Factors contributing to this decrease included a reduction in compensation and personnel expenses incurred as a result of a reduction in sales and marketing staff as well as a reduction in direct marketing costs.

        Research and development expenses for the quarter ended December 31, 1998 decreased $1,297,000, or 42%, to $1,821,000 from
   $3,118,000 for the quarter ended December 31, 1997 and decreased as a percentage of total net revenues to 40.3% from 73.3%. The decrease in research and development expenses was due primarily to a decrease in salary costs and related personnel expenses of $1,129,000 as a result of the increased utilization of development engineers in a professional services role, as reflected by the increase in cost of service revenues, as well as an overall reduction in engineering staff. The Company believes that its direct investment in research and development is sufficient when combined with its retained ownership in the engineering developments of its professional service engineers.

        General and administrative expenses for the quarter ended December 31, 1998 decreased $87,000, or 6%, to $1,372,000 from
   $1,459,000 for the quarter ended December 31, 1997 and decreased as a percentage of total net revenues to 30.3% from 34.3%. This decrease is primarily a result of a decrease in salary and related personnel costs due to a decline in general and administrative headcount and a reduction in software expenditures, partially offset by an increase in legal costs primarily related to the General Instrument transactions discussed above.

        In connection with the acquisition of AllPen Software on November 14, 1997, the Company recorded, in the quarter ended December 31, 1997, a charge to operating expenses of $496,000 or $0.04 per share for direct acquisition related costs. These costs consisted primarily of professional fees.

        The Company recorded no income tax benefit for the quarters ended December 31, 1998 and 1997. The Company believes that it is appropriate to defer recognition of potential tax benefits until such time when its return to profitability can provide assurances that these tax benefits will be realized.

   Liquidity and Capital Resources

        As of December 31, 1998, the Company had no debt and had cash and cash equivalents of $29,539,000 and working capital of
   $33,603,000. The Company's operating activities used cash of $2,029,000 and $3,309,000 for the three months ended December 31, 1998 and 1997, respectively. In October 1998, the Company received $7,392,000 in cash from GI for the purchase by GI of 700,000 shares of the Company's common stock.

        The Company's net accounts and unbilled receivable balance decreased slightly to $5,546,000 at December 31, 1998 from $5,606,000 at September 30, 1998, primarily due to a decrease in revenues partially offset by the timing of payments on certain licensing and professional services contracts.

        The Company's capital expenditures totaled $80,000 and $202,000 for the three months ended December 31, 1998 and 1997, respectively. In October 1998, the Company entered into an agreement with GI to form a new digital cable software integration center. The formation of the integration center will require the purchase of computer hardware and software and office furniture. While no commitments for such expenditures have been formally entered into, the Company estimates that such expenditures will range from $250,000 to $425,000 during fiscal 1999.

        The Company believes that its current cash and cash equivalents will be sufficient to finance the Company's operations through at least December 31, 1999.

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

        During fiscal 1997, the Company announced a new strategic focus on the Internet device market. The Company is now focused on the development, marketing and distribution of its technologies and services to the non-PC Internet device marketplace. Because this is a new and undeveloped market, there can be no assurance as to the extent of the demand for the Company's products and services or the extent to which the Company will be successful in penetrating this market.

        The Company derived approximately 24% of its revenues for the quarter ended December 31, 1998 from one customer. As the Internet device market develops, the Company expects to continue to derive a significant portion of its revenues from a relatively limited number of customers. Although the Company expects that its reliance on any particular customer will decline as the Internet device market develops and its customer base expands, the failure of the Company to enter into a sufficient number of licensing agreements or sustain revenues from major customers during a particular period could have a material adverse effect on the Company's future operating results.

        The Company's future results of operations will also be largely dependent upon a number of factors relating to the further development and acceptance of the Internet as a commercial market. In particular, commercial use of the Internet continues to be constrained by the need for reliable processes such as security measures for electronic commerce as well as the need for regularly available customer support. In addition, the market for Internet software products is characterized by rapidly changing technology, evolving industry standards and customer demands, and frequent product introductions and enhancements, which make it difficult to predict whether any initial commercial acceptance of the Company's products can be sustained over a period of time.

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

        The Company provides its products and services to manufacturers and service providers within the cable and satellite television, wireless, telecommunications, office equipment, automotive and industrial control markets who then incorporate the Company's technology into their products and services. The success of the Company is therefore dependent in large part on the performance of its customers and the market acceptance of its customers' products, which is outside of the Company's control.

        The Company from time to time receives notices alleging that its products infringe third-party proprietary rights. Patent and similar litigation frequently is complex and expensive and its outcome can be difficult to predict. If, as a result of proprietary rights infringements by any of the Company's products, the Company is required to discontinue sales of certain products, eliminate certain features on its products, or pay royalties to another party, the Company's future operating results could be materially adversely affected.

        The Company's quarterly operating results have varied and they may continue to vary significantly depending on factors such as the timing of significant license or service agreements, the terms of the Company's licensing and service arrangements with its customers and the timing of new product introductions and upgrades by the Company and its competitors. The Company typically structures its license agreements with customers to require commitments for a minimum number of licenses, and license revenues are recognized as the committed licenses are purchased. Additional revenues from a customer will not be earned unless and until the initial committed levels are exceeded. The Company's revenues in any quarter will depend in significant part on its ability to license technologies and provide services to new customers in that quarter and the timing of product deployment by its customers. The Company typically structures its professional services agreements with customers to recognize revenue on the percentage of completion method of accounting. The Company's expense levels are based in part on expectations of future revenue levels and any shortfall in expected revenue could therefore have a disproportionate adverse effect on the Company's operating results in any given period.

   Impact of Year 2000

        The "Year 2000" issue refers to the problem of certain computer programs using abbreviated years with two digits and thus being unable to distinguish, for example, whether the year "00" means 1900 or 2000 which may lead to such software failing to operate or operating with erroneous results.

        The Company has assembled a cross-department task force to address the Year 2000 issue. The task force is addressing Spyglass products, third-party software and products used by the Company and software utilized by third parties that perform services for the Company.

        There have been no significant developments in the Company's Year 2000 plan since that disclosed in it's Form 10-K filed in December 1998.

        The task force has completed the assessment phase of its overall plan. The assessment phase included a review of Spyglass products and, as a result of these initial assessments, the Company has determined that all new Spyglass products and technologies currently licensed are Year 2000 compliant or will be so certified as new versions and utilities are released. However, known or unknown errors or defects in Spyglass' products could result in delay or loss of revenue, diversion of development resources, increased service and warranty costs or damage to Spyglass' reputation, any of which could materially adversely affect Spyglass' results of operations or financial condition. In addition, the task force investigated other associated Year 2000 issues such as ensuring that third-party software used internally and other products and services supplied to Spyglass are Year 2000 compliant. This investigation included but was not limited to review of vendor and related Web sites and direct confirmation with significant vendors. The majority of Spyglass' computer programs have been purchased and implemented over the last three years. As a result, most of these programs were Year 2000 compliant when purchased or have since been upgraded with Year 2000 compliant software upgrades. In the event third party internally used systems are not Year 2000 compliant, the Company's ability to process vendor transactions and perform certain other functions could be impaired. Additionally, Spyglass has no legacy (mainframe) systems, which are the source of much of the current concern regarding Year 2000 compliance. During the assessment phase, the Company received direct confirmation that most material internally used systems will operate in the year 2000.

        The task force is currently in the second of its efforts, the testing phase. In the testing phase, the task force will conduct testing to confirm Year 2000 compliance on products and services in which Year 2000 compliance is in question. For those products and services that fail testing or are assessed as non-compliant, Spyglass will implement any required software modifications and/or replacements of those products so that such products will function properly with respect to dates in the year 2000. The task force has a May 1999 target date to complete its testing efforts. Upon completion of its testing phase, the task force will determine a time period during which to implement any necessary changes.

        Spyglass does not currently have any information with regard to Year 2000 compliance of any of its customers. As is the case with all similarly situated companies, Spyglass' results of operations could be materially impacted if its customers encounter Year 2000 issues unrelated to Spyglass products and services. In such a scenario, it is reasonably likely that these customers would channel resources into products and activities unrelated to products that utilize Spyglass technologies and/or services, potentially limiting Spyglass' future revenues from these customers.

        The Company does not currently have a contingency plan in the event that Spyglass products or third-party products and services incur Year 2000 problems. Such a plan will be devised if and when it has been determined that overall Year 2000 compliance is in question.

        As of December 31, 1998, the only Year 2000 cost incurred by the Company has been the value of the time, based on standard hourly rates for employees, spent by the task force, which approximates $60,000. The Company estimates it will incur approximately $240,000 in future expenses to ensure systems will function properly with respect to dates in the year 2000. These expenses are not expected to have a material impact on the financial position, cash flow or operations of the Company.

        The costs and scope of the Company's Year 2000 compliance efforts are based on management's best estimates which utilize numerous assumptions of future events. However, there can be no guarantee that these estimates and assumptions will be realized. Furthermore, the actual impact of the Year 2000 issue could materially differ from that anticipated.

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        The Company exports products to diverse geographic areas. Substantially all foreign sales, however, are transacted in U.S. dollars and therefore the Company is not exposed to significant foreign currency market risk.

                                 Part II.
                             Other Information

   Item 1.   Legal Proceedings

        The Company and certain of its officers and directors were named as defendants in a purported class action lawsuit filed in the United States District Court for the Northern District of Illinois (Eastern Division) on January 28, 1999. The Complaint principally claims that the defendants violated federal securities laws allegedly by making false and misleading statements and by failing to disclose material information concerning the Company's financial performance during the purported class period of October 20, 1998 through January 4, 1999. The Complaint further alleges that certain officers and/or directors of the Company sold stock in the open market during the class period and seeks unspecified damages. Although the Company believes that it and the other defendants have meritorious defenses to the claims made in the Complaint and intends to contest the action vigorously, an adverse resolution of the lawsuit could have a material adverse affect on the Company's financial condition and results of operation in the period in which the litigation is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the Complaint.

   Item 2.   Changes in Securities and Use of Proceeds

        On October 19, 1998, the Company issued and sold 700,000 shares of the Company's common stock to General Instrument Corporation ("GI") for $7,392,000 and also issued to GI warrants to purchase an additional 700,000 shares of common stock. The warrants have exercise prices ranging from $13.20 to $14.78 per share (subject to adjustment in certain circumstances), and become exercisable on varying dates over a five-year period. These securities were sold to GI under the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in such transaction.

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


                                           Spyglass, Inc.
                                           Registrant





   Date:   February 12, 1999               /s/  Gary Vilchick

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