Form 10-Q
period 1999-03-31
SPYGLASS INC
filed 1999-05-13
CIK 945256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

   (Mark One)

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 1999

                                    or

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                     Outstanding at May 10, 1999
   Common Stock (par value $.01 per share)           16,389,737

<Page 2>
                              Spyglass, Inc.
                                 Form 10-Q

                                   Index
                                                          Page No.
   Part I.   Financial Information

   Item 1.   Consolidated Statements of Operations
             Three Months Ended March 31, 1999 and 1998
             Six Months Ended March 31, 1999 and 1998       3

             Consolidated Balance Sheets
             March 31, 1999 and September 30, 1998          4

             Consolidated Statement of Changes in
             Stockholders' Equity
             Six Months Ended March 31, 1999                5

             Consolidated Statements of Cash Flows
             Six Months Ended March 31, 1999 and 1998       6

             Notes to the Consolidated Financial
             Statements                                     7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                     8

   Item 3.   Quantitative and Qualitative Disclosures
             about Market Risk                             15

   Part II.  Other Information

   Item 1.   Legal Proceedings                             16

   Item 4.   Submission of Matters to a Vote of
             Security Holders                              16


   Item 6.   Exhibits and Reports on Form 8-K              17

             Signatures                                    17
<Page 3>
                                SPYGLASS, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                 Three Months Ended      Six Months Ended
   (In thousands, except per          March 31,              March 31,
    share amounts                   1999      1998        1999       1998
   ----------------------------------------------------------------------
    Net revenues:
      Internet technology         $ 4,252   $ 2,881    $ 6,117    $ 5,471
      Service                       2,047     2,125      4,705      3,789
                                   ------  --------   --------   --------
        Total net revenues          6,299     5,006     10,822      9,260

    Cost of revenues:
      Internet technology             460       467        771        798
      Service                       1,176       644      2,551      1,189
                                   ------  --------   --------   --------
        Total cost of revenues      1,636     1,111      3,322      1,987
                                   ------  --------   --------   --------
    Gross profit                    4,663     3,895      7,500      7,273

    Operating expenses and other:
      Sales and marketing           2,131     2,264      4,305      4,559
      Research and development      1,824     2,836      3,645      5,954
      General and administrative      960     1,621      2,332      3,080
      One-time acquisition costs        -         -          -        496
                                   ------  --------   --------   --------
        Total operating expenses
          and other                 4,915     6,721     10,282     14,089
                                   ------  --------   --------   --------
    Loss from operations             (252)   (2,826)    (2,782)    (6,816)
    Other income, net                 366       297        680        639
                                   ------  --------   --------   --------
    Income (loss) before income
      taxes                           114    (2,529)    (2,102)    (6,177)
    Income tax provision (benefit)      -         -          -          -
                                   ------  --------   --------   --------
    Net income (loss)              $  114  $ (2,529)  $ (2,102)  $ (6,177)
                                   ======  ========   ========   ========
    Net income (loss) per common
      share-basic                  $ 0.01  $  (0.19)  $  (0.14)  $  (0.47)
    Net income (loss) per common
      share-diluted                $ 0.01  $  (0.19)  $  (0.14)  $  (0.47)

    Weighted average number of
      common shares outstanding-
      basic                        14,901    13,124     14,722     13,124
                                   ======    ======     ======     ======
    Weighted average number of
      common shares outstanding-
      diluted                      16,255    13,124     14,722     13,124
                                   ======    ======     ======     ======

         See accompanying Notes to the Consolidated Financial Statements
                                        3
<Page 4>

                              SPYGLASS, INC.
                        Consolidated Balance Sheets

                                            (Unaudited)
                                             March 31,   September 30,
    (In thousands)                             1999          1998
    -----------------------------------------------------------------
    ASSETS
    Current assets:
      Cash and cash equivalents             $ 28,223       $ 22,655
      Accounts receivable, net of allowance
        for doubtful accounts of $412 and
        $429,respectively                      6,715          4,704
      Unbilled accounts receivable             1,195            902
      Prepaid expenses and other current
        assets                                 2,961          2,461
                                            --------       --------
          Total current assets                39,094         30,722
    Properties and equipment, net              3,040          3,585
    Other assets                                 122            268
                                            --------       --------
    Total Assets                            $ 42,256       $ 34,575
                                            ========       ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                      $  1,216        $ 1,493
      Royalties payable                          577            541
      Deferred revenues                        1,038            786
      Accrued compensation and related
        benefits                               1,306          1,466
      Accrued expenses and other liabilities     196            163
                                            --------        -------
        Total current liabilities              4,333          4,449
    Long-term deferred revenues                  316             50
                                            --------        -------
    Total liabilities                          4,649          4,499
                                            --------        -------
    Stockholders' equity:
      Preferred stock, $.01 par value,
      2,000,000 shares authorized,
        none issued                                 -             -
      Common stock, $.01 par value,
        50,000,000 shares authorized
        15,089,367 and 13,944,433 shares
        issued and 15,079,653 and 13,934,719
        shares outstanding, respectively         151            139
      Additional paid-in capital              54,008         43,886
      Accumulated deficit                    (15,459)       (13,357)
      Treasury stock at cost, 9,714 shares       (55)           (55)
      Unamortized value of restricted stock
        issued                                (1,038)          (537)
                                            --------      ---------
        Total stockholders' equity            37,607         30,076
                                            --------      ---------
    Total Liabilities and Stockholders'
      Equity                                $ 42,256      $  34,575
                                            ========      =========

      See accompanying Notes to the Consolidated Financial Statements
                                     4
<Page 5>
                               SPYGLASS, INC.
          Consolidated Statement of Changes in Stockholders' Equity

                                                                                              Unamortized
                                                    Additional                  Treasury       Value of
   (In thousands, except            Common Stock     Paid-in   Accumulated    Common Stock    Restricted
    share amounts)                Shares     Amount  Capital     Deficit     Shares  Amount  Stock Issued
  ------------------------------------------------------------------------------------------------------
   Balance at September 30,1998  13,934,719  $  139  $ 43,886   $ (13,357)    9,714   $ (55)  $   (537)
   Sale of common stock to
    General Instrument              700,000       7     7,385
    Exercise of stock options       371,637       4     1,940
   Exercise of employee stock
     purchase plan stock options     22,411       -       214
   Issuance of restricted stock      60,600       1       583                                     (583)
   Amortization of deferred
     compensation relating to
     issuance of restricted stock                                                                   82
   Net loss                                                        (2,102)
                                 ----------   -----  --------   ---------     -----   -----   --------
   Balance at March 31, 1999     15,089,367   $ 151  $ 54,008   $ (15,549)    9,714   $ (55)  $ (1,038)
                                 ==========   =====  ========   =========      =====  =====   ========

            See accompanying Notes to the Consolidated Financial Statements
                                                      5
<Page 6>

                              SPYGLASS, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                               Six Months Ended March 31,
   (In thousands)                                   1999        1998
  ----------------------------------------------------------------------
   Cash flows from operating activities:
   Net (loss)                                   $ (2,102)    $ (6,177)
   Adjustments to reconcile net loss to net
     cash used in oprating activities:
       Depreciation                                  923        1,002
       Amortization                                  296          604
       Loss on disposal of fixed assets               12            -
     Amortization of deferred compensation
        related to issuance of restricted stock       82          176
     Bad debt provision                              175          278
     Incentive stock option compensation               -           15
   Changes in operating assets and liabilities:
     Accounts and long-term receivables           (2,186)         447
     Unbilled accounts receivable                   (293)           -
     Prepaid expenses, other current assets
        and other assets                            (650)          67
     Accounts payable                               (277)        (349)
     Royalties payable                                36            -
     Deferred revenues                               518         (716)
     Accrued compensation and related benefits      (160)        (407)
     Accrued expenses and other liabilities           33          (52)
                                                 -------      -------
   Net cash used in operating activities          (3,593)      (5,112)
                                                 -------      -------
   Cash flows from investing activities:
    Cash acquired in business combination              -          574
    Short-term investments, net activity               -        4,929
    Proceeds from sale of fixed assets                 9           82
    Capital expenditures                            (398)        (248)
                                                 -------       ------
   Net cash provided by (used in) investing
     activities                                     (389)       5,337
                                                 -------       ------
   Cash flows from financing activities:
    Proceeds from exercise of stock options        2,158          781
    Sale of common stock to General Instrument     7,392            -
    Purchase of treasury common stock                  -          (55)
                                                 -------       ------
   Net cash provided by financing activities       9,550          726
                                                 -------       ------
   Net increase in cash and cash equivalents       5,568          951
   Cash and cash equivalents at beginning of
     perid                                        22,655       22,841
                                                 -------      -------
   Cash and cash equivalents at end of period   $ 28,223     $ 23,792
                                                 =======      =======

      See accompanying notes to the Consolidated Financial Statements
                                   6
<Page 7>

              Notes to the Consolidated Financial Statements
                                (Unaudited)
                              March 31, 1999

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

             The results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

   Note 2.   Subsequent Event

             On April 16, 1999, the Company  acquired all of the  issued and outstanding capital stock of Navitel Communications, Inc. ("Navitel"). Navitel, located in Menlo Park, California, is in the business of Internet telephony and software development focused on Internet technology for non-PC devices. This transaction was effected through the exchange of 1,148,520 shares of common stock of the Company for all of the issued and outstanding capital stock of Navitel. In addition, Navitel optionholders received equivalent options for shares of Spyglass Common Stock in exchange for their outstanding options for common stock of Navitel.

             This transaction will be accounted for under the pooling of interests method of accounting. Accordingly, the Company's consolidated financial statements will be restated to include the accounts and operations of Navitel for all periods prior to the acquisition.

   Note 3.   Transactions with Microsoft Corporation

        In March 1999, the Company and Microsoft Corporation ("Microsoft") entered into agreements under which the Company licensed technology and will provide services over a three year period to Microsoft to develop and integrate multiple Windows CE-
   based applications for Internet device manufacturers that are developing products utilizing the Windows CE operating system. The agreements are expected to provide the Company with a minimum of $20 million in revenues over three years.

<Page 8>
   Item 2.   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

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

        Spyglass provides its customers with expertise, software and professional services that enable them to rapidly develop cost-effective Internet-enabled devices. Spyglass professional services include custom engineering for defining, developing and delivering complete, end-to-end project solutions. Spyglass solutions have been integrated into a variety of products, including but not limited to television set-top boxes, screen and cellular phones, televisions, office equipment, medical devices and industrial controls. In addition, several major corporations have deployed SurfWatch, a leading content filtering software designed to block unwanted material from the Internet.

        In October 1998, General Instrument Corporation ("GI") acquired 700,000 shares of the Company's common stock for $7,392,000 and also acquired warrants to purchase an additional 700,000 shares. The warrants have exercise prices ranging from $13.20 to $14.78 per share (subject to adjustment in certain circumstances), and become exercisable on varying dates over a five-year period. In connection with this investment, the Company and GI entered into a three-year agreement under which the Company is developing and integrating new Internet cable services and technologies for GI. This work is being performed through a newly-formed subsidiary of the Company, in which GI holds a 10% minority interest and which GI has an option to purchase at fair market value under certain circumstances.

        In March 1999, the Company and Microsoft Corporation ("Microsoft") entered into agreements under which the Company licensed technology and will provide services over a three year period to Microsoft to develop and integrate multiple Windows CE-
   based applications for Internet device manufacturers that are developing products utilizing the Windows CE operating system. The agreements are expected to provide the Company with a minimum of $20 million in revenues over three years.

        The Company licenses technology from a number of third-party vendors for incorporation into the Company's products. As a result, the Company pays royalties to the University of Illinois with respect to licenses of Spyglass Device Mosaic, to RSA Data Security, Inc. with respect to licenses of the Company's technologies containing certain RSA code and to Sun Microsystems, Inc. with respect to licenses of the Company's technologies containing certain Java code.
<Page 9>
   These and other royalties are reflected in cost of Internet technology revenues.

   Quarter Ended March 31,  1999 Compared with  Quarter Ended March  31,
   1998

        Internet technology revenues for the quarter ended March 31, 1999 increased $1,371,000 or 48%, to $4,252,000 from $2,881,000 for the quarter ended March 31, 1998. This increase was due to an increase in the dollar value of licensing contracts signed during the quarter; specifically, one contract accounted for $1,500,000 of Internet technology revenue for the quarter. In the quarter ended March 31, 1999, certain customers licensed Spyglass technologies who had previously been expected by Spyglass to execute license agreements during the quarter ended December 31, 1998. However, due to the many factors affecting the timing of potential customer product development projects, management expects to continue to experience difficulty in forecasting the timing of executing licensing agreements which require large up-front license fee commitments. The Company continually reviews its sales process with the goal of shortening its sales cycle.

        Service revenues for the quarter ended March 31, 1999, which include both professional services revenues and revenues from customer support agreements, decreased $78,000, or 4%, to $2,047,000 from $2,125,000 for the quarter ended March 31, 1998. This decrease was the result of smaller service engagements at the beginning of the quarter than in the previous period and new engagements signing too late in the quarter ended March 31, 1999 to compensate for this shortfall. The Company expects professional service revenues to increase in absolute dollars, and as a percentage of total net revenues, during the remainder of fiscal 1999 as compared to the quarter ended March 31, 1999. Service revenues from customer support agreements, as a percentage of total net revenues, are expected to decline slightly during the same period as compared to the quarter ended March 31, 1999.

        Gross profit as a percentage of total net revenues was 74.0% for the quarter ended March 31, 1999 compared to 77.8% for the quarter ended March 31, 1998. This decline was due to the acceptance of certain lower gross margin professional services engagements in order to both further the development of long-term strategic relationships and to increase overall utilization of services staff. This was offset, in part, by higher gross margins realized on Internet technology revenue due to lower licensing costs associated with those revenues. Gross profit, as a percentage of total net revenues, is expected to continue to be lower for the remainder of fiscal 1999 than in fiscal 1998 as lower margin service revenues are expected to increase in proportion to total revenues. This trend, however, could vary on a quarter to quarter basis as the quantity and value of signed technology license agreements may vary from quarter to quarter.

        Sales and marketing expenses for the quarter ended March 31, 1999 decreased $133,000, or 6%, to $2,131,000 from $2,264,000 for the quarter ended March 31, 1998 and  decreased as a percentage of  total
   net revenues  to 33.8%  from 45.2%.    Factors contributing  to  this
   decrease included a reduction in compensation and personnel expenses resulting from a reduction in sales and marketing staff as well as a reduction in direct marketing costs.
<Page 10>
        Research and development expenses for  the quarter ended March
   31,  1999  decreased   $1,012,000,  or  36%,   to  $1,824,000  from
   $2,836,000 for the quarter ended March 31, 1998 and decreased as a percentage of total net revenues to 29.0% from 56.7%. The decrease was due primarily to a decrease in salary and related personnel costs of $904,000 as a portion of the development engineering staff was re-deployed into professional services roles, as reflected by the increased cost of service revenues, and was also due to an
   overall reduction in  engineering staff.   The  Company anticipates
   that its direct investment in research and development will increase during the remainder of the year. The Company believes that these increased investments, when combined with its retained ownership of the engineering developments of its professional service engineers, will provide sufficient funding of its research and development activities for the remainder of fiscal 1999.

        General and administrative expenses for the quarter ended March 31, 1999 decreased $661,000, or 41%, to $960,000 from $1,621,000 for the quarter ended March 31, 1998 and decreased as a percentage of total net revenues to 15.2% from 32.4%. This decrease is primarily a result of a decrease in salary and related personnel costs of $212,000 due to a decline in general and administrative headcount as well as a reduction in bad debt expense of $100,000 and facility related costs of $161,000.

        The Company recorded no income tax benefit for the quarters ended March 31, 1999 and 1998. The Company believes that it is appropriate to defer recognition of potential tax benefits until such time when its return to profitability can provide assurances that these tax benefits will be realized.

   Six Months Ended March 31, 1999 Compared with Six Months Ended  March
   31, 1998

         Internet technology revenues for the six months ended March 31, 1999 increased $646,000 or 12%, to $6,117,000 compared to
   $5,471,000 for the six months ended March 31, 1998. This increase in Internet technology revenues was due primarily to an increase in the dollar value of licensing contracts signed during fiscal 1999; specifically, one contract represented $1,500,000 of Internet technology revenue.

        Service revenues for the six months ended March 31, 1999 increased $916,000, or 24%, to $4,705,000 compared to $3,789,000 for the six months ended March 31, 1998. This increase was due to management's focus on building an integrated development and service organization that provides customized solutions to its customers within the vertical sectors of the Internet device market. This focus resulted in an increase in the number and dollar value of professional services agreements.

        Gross profit as a percentage of revenues was 69.3% for the six months ended March 31, 1999 compared to 78.5% for the six months ended March 31, 1998 due to a higher mix of service revenues and a decline in service revenue gross margin. The cost of service revenues increased, as a percentage of service revenues, to 54.2% for the six months ended March 31, 1999 from 31.4% for the six months ended March 31, 1998. This decline in service revenues gross profit was primarily due to the acceptance of certain lower gross margin
<Page 11>
   professional services engagements in order to both further the development of long-term strategic relationships and to increase overall utilization of services staff. This was offset, in part, by higher gross margins realized on Internet technology revenues due to lower licensing costs associated with those revenues.

        Sales and marketing expenses for the six months ended March 31, 1999 decreased $254,000, or 6%, to $4,305,000 from $4,559,000 for the six months ended March 31, 1998, and decreased as a percentage of total net revenues to 39.8% from 49.2%. This decrease resulted primarily from a reduction in compensation and personnel expenses incurred as a result of a reduction in sales and marketing staff.

        Research and development expenses for the six months ended March 31, 1999 decreased $2,309,000, or 39%, to $3,645,000 from
   $5,954,000 for the six months ended March 31, 1998 and decreased as a percentage of total net revenues to 33.7% from 64.3%. The decrease was due primarily to a decrease in salary costs and related personnel expenses of $2,033,000 related to the increased utilization of development engineers in a professional services role, as reflected by the increased cost of service revenues, and was also due to an overall reduction in engineering staff.

        General and administrative expenses for the six months ended March 31, 1999 decreased $748,000, or 24%, to $2,332,000 from
   $3,080,000 for the six months ended March 31, 1998 and decreased as a percentage of total net revenues to 21.5% from 33.3%. This decrease was due to a $281,000 decrease in salary and related personnel expenses due to a reduction in general and administrative staff. In addition, general and administrative facility related costs decreased by $191,000 due to a reduction in the Company's facilities during this time period and bad debt expense decreased by $103,000.

        In connection with the acquisition of AllPen Software on November 14, 1997, the Company recorded, in the first quarter of 1998, a charge to operating expenses of $496,000 or $0.04 per share-basic for direct acquisition related costs. These costs consisted primarily of professional fees.

        The Company recorded no income tax benefit for the six months ended March 31, 1999 and 1998. The Company believes that it is appropriate to defer recognition of potential tax benefits until such time when its return to profitability can provide assurances that these tax benefits will be realized.

   Liquidity and Capital Resources

        As of March 31, 1999, the Company had no debt and had cash and cash equivalents of $28,223,000 and working capital of $34,761,000. The Company's operating activities used cash of $3,593,000 and $5,112,000 for the six months ended March 31, 1999 and March 31, 1998, respectively. In October 1998, the Company received $7,392,000 in cash from GI for the purchase by GI of 700,000 shares of the Company's common stock.

        The Company's net accounts receivable balance increased to $6,715,000 at March 31, 1999 from $4,704,000 at September 30, 1998.
<Page 12>
   This increase was primarily due to the timing of when new technology licensing contracts were signed during the year as well as the higher level of total net revenues in the current year period.

        The Company's capital expenditures totaled $398,000 and $248,000 for the six months ended March 31, 1999 and 1998, respectively. In October 1998, the Company entered into an agreement with GI to form a new digital cable software integration center. The formation of the integration center will require the purchase of computer hardware and software and office furniture. The Company estimates that such expenditures will range from $250,000 to $425,000 during fiscal 1999.

        The Company believes that its current cash and cash equivalents, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through at least the twelve-month period ending March 31, 2000.

   Future Operating Results

        This Form 10-Q contains a number of forward-looking statements. Any statements contained herein (including without limitation statements to the effect that the Company or its management "believes", "expects", "anticipates", "plans" and similar expressions) that relate to future events or conditions should be considered forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below.

        During fiscal 1997, the Company announced a new strategic focus on the Internet device market. The Company is now focused on the development, marketing and distribution of its technologies and services to the non-PC Internet device marketplace. Because this is a relatively new and undeveloped market, there can be no assurance as to the extent of the demand for the Company's products and services or the extent to which the Company will be successful in penetrating this market.

        The Company derived approximately 24% of its revenues for the quarter ended March 31, 1999 from one customer. As the Internet device market develops, the Company expects to continue to derive a significant portion of its revenues from a relatively limited number of customers. Although the Company expects that its reliance on any particular customer will decline as the Internet device market develops and its customer base expands, the failure of the Company to enter into a sufficient number of licensing agreements or sustain revenues from major customers during a particular period could have a material adverse effect on the Company's future operating results.

        The Company's future results of operations will also be largely dependent upon a number of factors relating to the further development and acceptance of the Internet as a commercial market. In particular, commercial use of the Internet continues to be constrained by the need for reliable processes such as security measures for electronic commerce as well as the need for regularly available customer support. In addition, the market for Internet software products is characterized by rapidly changing technology, evolving industry standards and customer demands, and frequent
<Page 13>
   product introductions and enhancements, which make it difficult to predict whether any initial commercial acceptance of the Company's products can be sustained over a period of time.

        The market for Internet technologies and services is extremely competitive, and competition is likely to increase in the future. The Company currently faces competition from other Internet device technology vendors and service providers such as Oracle, Sun Microsystems, Phone.com, Microsoft, on-line service companies, Internet access providers and networking software companies.
   Additionally, the Company considers a significant source of competition for its Internet technologies and professional services to be the prospect company's internal resources.

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

        The Company's quarterly operating results have varied and they may continue to vary significantly depending on factors such as the timing of significant license or service agreements, the terms of the Company's licensing and service arrangements with its customers and the timing of new product introductions and upgrades by the Company and its competitors. The Company typically structures its license agreements with customers to require commitments for a minimum number of licenses, and license revenues are recognized as the committed licenses are purchased. Additional revenues from a customer will not be earned unless and until the initial committed levels are exceeded. The Company's revenues in any quarter will depend in significant part on its ability to license technologies and provide services to new customers in that quarter and the timing of product deployment by its customers. The Company typically structures its professional services agreements with customers to recognize revenue on the percentage of completion method of accounting. The Company's expense levels are based in part on expectations of future revenue levels and any shortfall in expected revenue could therefore have a disproportionate adverse effect on the Company's operating results in any given period.
<Page 14>
   Impact of Year 2000

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

        The task force has completed the assessment phase of its overall plan. The assessment phase included a review of Spyglass products and, as a result of these initial assessments, the Company has determined that most Spyglass products and technologies currently available are Year 2000 compliant. Certain products and technologies currently available may not be Year 2000 compliant but will be so
   certified prior   to the  end of 1999  as new versions are released.
   However, known or unknown error s or defects in Spyglass' products could result in delay or loss of revenue, diversion of development resources, increased service and warranty costs or damage to Spyglass' reputation, any of which could materially adversely affect Spyglass' results of operations or financial condition. In addition, the task force investigated other associated Year 2000 issues such as ensuring that third-party software used internally and other products and services supplied to Spyglass are Year 2000 compliant. This investigation included but was not limited to review
   of  vendor and related Web sites  and  direct confirmation   with
   significant vendors.   The  majority of  Spyglass' computer programs
   have been purchased  and implemented over the  last three years.   As
   a result, most of these programs were Year 2000 compliant when purchased or have since been upgraded with Year 2000 compliant
   software  upgrades.   In  the event  third party  internally used
   systems are not Year 2000 compliant, the Company's ability to process vendor transactions and perform certain other functions could
   be impaired.    Additionally,  Spyglass  has  no  legacy  (mainframe)
   systems, which  are  the  source  of  much  of  the  current  concern
   regarding Year 2000  compliance.   During the  assessment phase,  the
   Company received direct confirmation that all material internally used systems will operate in the year 2000.

        The task force is currently in the second phase of its efforts, the testing phase. In the testing phase, the task force is conducting testing to confirm Year 2000 compliance on products and services sold and used by the Company in which Year 2000 compliance is in question. For those products and services that fail testing or are assessed as non-compliant, Spyglass will implement any required software modifications and/or replacements of those products so that such products will function properly with respect to dates in the year 2000.

        During the  quarter ended  March  31, 1999,  Spyglass  completed product testing on several Spyglass products. For most of those products not yet tested, inspection reports and test plans have been completed. Additionally, during the quarter ended March 31, 1999 Spyglass identified which internally used third party software it will be testing in the upcoming months. The task force has a September 30, 1999 target date to complete its testing efforts. Upon completion of its testing phase, the task force will determine a time period during which to implement any necessary changes.
<Page 15>
        Spyglass does not currently have reliable information with regard to Year 2000 compliance of its customers. As is the case with all similarly situated companies, Spyglass' results of operations could be materially impacted if its customers encounter Year 2000 issues unrelated to Spyglass products and services. In such a scenario, it is reasonably likely that these customers would channel resources into products and activities unrelated to products that utilize Spyglass technologies and/or services, potentially limiting Spyglass' future revenues from these customers.

        The Company does not currently have a contingency plan in the event that Spyglass products or third-party products and services incur Year 2000 problems. Such a plan will be devised if and when it has been determined that overall Year 2000 compliance is in question.

        As of March 31, 1999, the only Year 2000 cost incurred by the Company has been the value of the time, based on standard hourly rates for employees, spent by the task force, which approximates $70,000. The Company estimates it will incur approximately $200,000 in future expenses to ensure systems will function properly with respect to dates in the year 2000. These expenses are not expected to have a material impact on the financial position, cash flow or results of operations of the Company.

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

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        The Company exports products to diverse geographic areas. Substantially all foreign sales, however, are transacted in U.S. dollars and therefore the Company is not exposed to significant foreign currency market risk. Additionally, the Company does not believe it has any material market risk exposures with regard to foreign derivatives or other financial instruments.
<Page 16>
   Part II.
   Other Information

   Item 1.   Legal Proceedings

        On January 28, 1999, the Company and certain of its officers and directors were named as defendants in a purported class action lawsuit filed in the United States District Court for the Northern District of Illinois (Eastern Division). Thereafter, eleven substantially similar actions were filed in the same Court. All complaints principally claim that the defendants violated federal securities laws allegedly by making false and misleading statements and by failing to disclose material information concerning the Company's financial performance during the purported class period of October 20, 1998 through January 4, 1999. The complaints further allege that certain officers and/or directors of the Company sold stock in the open market during the class period and seek unspecified damages. The plaintiffs in the twelve actions filed a motion to consolidate the lawsuits into a single complaint. That motion was granted and plaintiffs filed a consolidated complaint (the "Complaint") on May 7, 1999. The Company plans to move to dismiss this Complaint on or before May 21, 1999. Although the Company believes that it and the other defendants have meritorious defenses to the claims made in the Complaint and intends to contest the action vigorously, an adverse resolution of the lawsuit could have a material adverse affect on the Company's financial condition and results of operations in the period in which the litigation is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the Complaint.

   Item 4.   Submission of Matters to a Vote of Security Holders

        On February 9, 1999, the following items were voted on at the Annual Meeting of shareholders:

        Proposal                            For          Against     Abstain

   1.   To elect Charles T. Brumback
        as a Class I director to serve
        for a three-year term expiring
        at the Annual Meeting following
        the fiscal year ended
        September 30, 2001               12,336,093        N/A         N/A

        To elect Douglas P. Colbeth as
        a Class I director to serve for
        a three-year term expiring at
        the Annual Meeting following
        the fiscal year ended
        September 30, 2001               12,336,039        N/A         N/A

<Page 17>

   2.   To approve an amendment to the
        Company's 1995 Stock Incentive
        Plan increasing the number of
        shares of Common Stock issuable
        under the Plan from 3,300,000
        shares to 4,250,000 shares and
        the continuance of the plan,
        as amended                        4,066,172      2,649,868   82,400

   3.   To ratify the selection of Ernst
        & Young LLP as the Company's
        independent auditors for the
        current fiscal year              12,477,569        117,679   28,718

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


                                           Spyglass, Inc.
                                           Registrant


   Date:   May 12, 1999                    /s/  Gary Vilchick

                                           Gary Vilchick
                                           Executive Vice President, Finance
                                           Administration and Operations and
                                           Chief Financial Officer
<Page 18>
                             INDEX TO EXHIBITS



   Exhibit No.         Description

   10.2           1995 Stock Incentive Plan, as amended *

   10.10 Senior Management Retention Agreement between the Registrant and Christian T. Nall dated
                  January 15, 1999*

   10.28+         Assignment, Assumption and Amendment of
                  Development and License Agreement between the Registrant and Microsoft Corporation dated March 31, 1999.

   10.29+ Development and License Agreement between Navitel Communications, Inc. and Microsoft Corporation dated November 23, 1998.

   27             Financial Data Schedule


   * Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-Q.

   +    Confidential treatment requested as to certain portion, which portion are omitted and filed separately with the Securities and Exchange Commission.