Form 10-Q
period 1999-06-30
SPYGLASS INC
filed 1999-08-16
CIK 945256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

   (Mark One)

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 1999

                                    or

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at August 9, 1999
   Common Stock (par value $.01 per share)           16,525,110

                              Spyglass, Inc.
                                 Form 10-Q

                                   Index

                                                              Page No.
   Part I.   Financial Information

   Item 1.   Consolidated Statements of Operations
             Three Months Ended June 30, 1999 and 1998
             Nine Months Ended June 30, 1999 and 1998           3

             Consolidated Balance Sheets
             June 30, 1999 and September 30, 1998               4

             Consolidated Statement of Changes in
               Stockholders' Equity
             Nine Months Ended June 30, 1999                    5

             Consolidated Statements of Cash Flows
             Nine Months Ended June 30, 1999 and 1998           6

             Notes to the Consolidated Financial Statements     7

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                8

   Item 3.   Quantitative and Qualitative Disclosures about
             Market Risk                                       17

   Part II.  Other Information

   Item 1.   Legal Proceedings                                 18

   Item 2.   Changes in Securities and Use of Proceeds         18

   Item 6.   Exhibits and Reports on Form 8-K                  19

             Signatures                                        19

                                    SPYGLASS, INC.
                        Consolidated Statements of Operations
                                     (Unaudited)

                            Three Months Ended       Nine Months Ended
   (In thousands, except         June 30,                 June 30,
    per share amounts)        1999       1998        1999        1998
 ----------------------------------------------------------------------------

    Net revenues:
      Internet technology   $ 2,433    $ 3,241    $  8,550     $ 8,712
      Service                 4,799      2,435      11,873       6,299
                            -------    -------    --------     -------
        Total net revenues    7,232      5,676      20,423      15,011

    Cost of revenues:
      Internet technology       399        651       1,170       1,449
      Service                 2,270        935       6,147       2,162
                            -------    -------    --------     -------
        Total cost of
         revenues             2,669      1,586       7,317       3,611
                            -------    -------    --------     -------
    Gross profit              4,563      4,090      13,106      11,400

    Operating expenses
     and other:
      Sales and marketing     1,934      2,371       6,239       6,930
      Research and
       development, net of
       funding received of
       $500 and $750 in 1998,
       respectively           2,060      2,017       5,705       9,126
      General and
       administrative         1,296      1,674       4,159       5,156
      One-time acquisition
       costs                    259          -         259         496
                            -------    -------    --------     -------
        Total operating
         expenses and other   5,549      6,062      16,362      21,708
                            -------    -------    --------     -------
    Loss from operations       (986)    (1,972)     (3,256)    (10,308)
    Other income, net           338        286       1,024         950
                            -------    -------    --------     -------
    Loss before income tax     (648)    (1,686)     (2,232)     (9,358)
    Income tax benefit            -          -           -           -
                            -------    -------    --------     -------
    Net loss                $  (648)   $(1,686)   $ (2,232)    $(9,358)
                            =======    =======    ========     =======

   Net loss per common share-
    basic and diluted       $ (0.04)   $ (0.11)   $  (0.14)    $ (0.65)

   Weighted average number
    of common shares
    outstanding-basic and
    diluted                   16,217     14,750      15,986      14,432
                             ======     ======      ======      ======

      See accompanying Notes to the Consolidated Financial Statements

                              SPYGLASS, INC.
                       Consolidated Balance Sheets

                                           (Unaudited)
                                            June 30,   September 30,
   (In thousands)                             1999         1998
   -----------------------------------------------------------------

                   ASSETS
   Current assets:
     Cash and cash equivalents              $  30,119    $  22,706
     Accounts receivable, net of allowance
      for doubtful accounts of $392
      and $429,respectively                     4,931        4,704
     Unbilled accounts receivable               1,763          902
     Prepaid expenses and other current
      assets                                    4,305        2,489
                                            ---------    ---------
       Total current assets                    41,118       30,801

   Properties and equipment, net                3,290        3,888
   Other assets                                   177          291
                                            ---------    ---------
         Total Assets                       $  44,585    $  34,980
                                            =========    =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                       $   2,154    $   1,678
     Royalties payable                            697          541
     Deferred revenues                          1,342          861
     Accrued compensation and related
      benefits                                  1,348        1,624
     Accrued expenses and other liabilities       367          419
                                            ---------    ---------
       Total current liabilities                5,908        5,123

   Long-term deferred revenues                    298           50
                                            ---------    ---------
       Total liabilities                        6,206        5,173
                                            ---------    ---------
   Stockholders' equity:
     Preferred stock, $.01 par value,
      2,000,000 shares authorized,
      none issued                                   -            -
     Common stock, $.01 par value,
      50,000,000 shares authorized,
      16,495,542 and 15,092,953 shares
      issued and 16,485,828 and 15,083,239
      shares outstanding, respectively            164          150
     Additional paid-in capital                62,175       50,546
     Accumulated deficit                      (22,529)     (20,297)
     Treasury stock at cost, 9,714 shares         (55)         (55)
     Unamortized value of restricted stock     (1,376)        (537)
                                             ---------    ---------
       Total stockholders' equity              38,379       29,807
                                             ---------    ---------
         Total Liabilities and
         Stockholders Equity                $  44,585    $  34,980
                                             =========    =========

   See accompanying Notes to the Consolidated Financial Statements

                                              SPYGLASS, INC.
                    Consolidated Statement of Changes in Stockholders' Equity

                                                                                                                 Unamortized
                                                                         Additional                Treasury       Value of
                                                     Common Stock        Paid-in    Accumulated   Common Stock    Restricted
                                                     ---------------                              -------------
   (In thousands, except per share amounts)          Shares    Amount    Capital      Deficit     Shares  Amount  Stock Issued
   ---------------------------------------------------------------------------------------------------------------------------


   Balance at September 30, 1998                   15,083,239 $   150   $  50,546   $ (20,297)    9,714   $  (55)  $  (537)
     Sale of common stock to
      General Instrument                              700,000       7       7,385
     Exercise of stock options                        586,578       6       3,010
     Exercise of employee stock
       purchase plan stock options                     22,411       -         214
     Issuance of restricted stock                      93,600       1       1,020                                    (1,045)
     Amortization of deferred compensation
       relating to issuance of restricted stock                                                                         206
     Net loss                                                                          (2,232)
                                                  ----------- --------  ---------   ----------    ------  -------- ----------
   Balance at June 30, 1999                        16,485,828 $   164   $  62,175   $ (22.529)    9,714   $  (55)  $ (1,376)
                                                  =========== ========  ==========  ==========    ======  ======== ==========

             See accompanying Notes to the Consolidated Financial Statements

                               SPYGLASS, INC.
                     Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                Nine Months Ended June 30,
    (In thousands)                                    1999          1998
    ----------------------------------------------------------------------

    Cash flows from operating activities:
    Net loss                                        $ (2,232)     $ (9,358)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                   1,465         1,572
        Amortization                                     371           988
        Loss on disposal of fixed assets                  15            12
        Amortization of deferred compensation related
          to issuance of restricted stock                206           390
        Bad debt provision                               175           309
        Incentive stock option compensation                -            15
    Changes in operating assets and liabilities:
      Accounts and long-term receivables                (402)       (1,111)
      Unbilled accounts receivable                      (861)            -
      Prepaid expenses, other current assets and
        other assets                                  (2,073)         (188)
      Accounts payable                                   476            26
      Royalties payable                                  156          (345)
      Deferred revenues                                  729          (464)
      Accrued compensation and related benefits         (276)         (878)
      Accrued expenses and other liabilities             (52)          127
                                                     --------      --------
        Net cash used in operating activities         (2,303)       (8,905)
                                                     --------      --------
    Cash flows from investing activities:
    Cash acquired in business combination                  -           574
    Short-term investments, net activity                   -         4,929
    Proceeds from sale of fixed assets                    10            82
    Capital expenditures                                (892)         (544)
                                                     --------      --------
        Net cash provided by (used in) investing
          activities                                    (882)        5,041
                                                     --------     --------
    Cash flows from financing activities:
    Proceeds from exercise of stock options            3,206         1,618
    Proceeds from issuance of preferred stock              -         1,000
    Proceeds from issuance of common stock                 -             4
    Sale of common stock to General Instrument         7,392             -
    Purchase of treasury common stock                      -           (55)
                                                     -------      --------
        Net cash provided by financing activities     10,598         2,567
                                                     -------      --------
    Net increase (decrease) in cash and cash
      equivalents                                      7,413        (1,297)
    Cash and cash equivalents at beginning of period  22,706        24,097
                                                     -------      --------
    Cash and cash equivalents at end of period      $ 30,119      $ 22,800
                                                    ========      ========

       See accompanying Notes to the Consolidated Financial Statements

              Notes to the Consolidated Financial Statements
                                (Unaudited)
                               June 30, 1999

   Note 1.   Basis of Presentation

        The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles, although certain information and footnote disclosures normally included in the Company's audited annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. It is suggested that these interim financial statements be read in connection with the audited financial statements for the fiscal years ended September 30, 1998, 1997 and 1996 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and the Supplemental Consolidated Financial Statements and related Supplemental Management's Discussion and Analysis of Financial Condition and Results of Operations of Spyglass, Inc. filed with Form S-3 on July 19, 1999.

        The results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

   Note 2.   Acquisition of Navitel Communications, Inc.

        On April 16, 1999, the Company acquired Navitel Communications, Inc. ("Navitel") in a transaction accounted for as pooling of interests. Navitel, located in Menlo Park, California, is engaged in the business of Internet telephony and software development focused on Internet technology for non-PC information appliances. This transaction was effected through the exchange of 1,148,520 shares of common stock of Spyglass for all of the issued and outstanding shares of Navitel. As a result, all financial information includes the accounts and results of operations of Navitel for all periods presented from its inception date, May 21, 1996.

   Item 2.   Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

   Overview

             Spyglass,  Inc.  ("Spyglass"   or  the   "Company")   was
   organized as an Illinois corporation in February 1990 and reincorporated in Delaware in May 1995. Spyglass entered the Internet market during fiscal 1994 and, from fiscal 1994 through fiscal 1996, focused its efforts on developing, marketing and distributing Internet client and server technologies for incorporation into a variety of Internet-based software products and services. Since fiscal 1997, the Company has been focusing on the development, marketing and distribution of its technologies and services to the Internet information appliance marketplace, and, since May 1999, increased its focus on the Interactive Television
   ("ITV") and  Mobile Data  Services ("MDS") vertical  markets.   In
   February 1998, Spyglass reorganized its business to integrate its development, professional services and marketing resources. This change has allowed Spyglass to target its tailored solutions to the needs of the various vertical markets within the Internet information appliance marketplace.

        Spyglass provides its customers with expertise, software and professional services that enable them to rapidly develop cost-effective Internet-enabled information appliances. Spyglass professional services include custom engineering for defining, developing and delivering complete, end-to-end project solutions. Spyglass solutions have been integrated into a variety of products, including but not limited to television set-top boxes, screen and cellular phones, televisions, office equipment, medical devices and industrial controls. In addition, SurfWatch, a leading content filtering software designed to block unwanted material from the Internet, has been deployed by several major corporations, schools and ITV service providers.

        In  October  1998,   General  Instrument   Corporation  ("GI")
   acquired 700,000 shares of the Company's common stock for $7,392,000 and also acquired warrants to purchase an additional 700,000 shares. The warrants have exercise prices ranging from $13.20 to $14.78 per share (subject to adjustment in certain circumstances), and become exercisable on varying dates over a five-year period. In connection with this investment, the Company and GI entered into a three-year agreement under which the Company is developing and integrating new Internet cable services and technologies for GI's next generation digital set-top platforms. This work is being performed through a newly-formed subsidiary of the Company, Spyglass DSIC, Inc., referred to as Acadia Application Integration Center ("Acadia"), in which GI holds a 10% minority interest and which GI has an option to purchase at fair market value under certain circumstances. The Company has established a new facility for this Solutions Center in Lexington, Massachusetts with dedicated resources for the execution of this contract, which is expected to provide Spyglass a minimum of $20 million in revenues over three years.

        In March 1999, the Company and Microsoft Corporation ("Microsoft") entered into agreements under which the Company licensed technology and will provide services over a three-year period to Microsoft to develop and integrate multiple Windows CE-based applications for Internet information appliance manufacturers that are developing products utilizing the Windows CE operating system. The agreements are expected to provide the Company with a minimum of $20 million in revenues over three years. In October 1999, the Company expects to move dedicated resources to a new facility in Menlo Park, California to facilitate the anticipated growth of this Solutions Center.

              In April 1999, Spyglass acquired Navitel Communications, Inc. ("Navitel") in a transaction accounted for as a pooling of interests. In connection with the acquisition, Spyglass issued an aggregate of 1,148,520 shares of its common stock to the stockholders of Navitel. In addition, Navitel optionholders received equivalent options for shares of Spyglass common stock in exchange for their outstanding options for Navitel common stock. All financial information presented includes the accounts and results of operations of Navitel for all periods presented from its inception date, May 21, 1996.

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

   Quarter Ended June 30, 1999 Compared with Quarter Ended June 30, 1998

        Internet technology revenues for the quarter ended June 30, 1999 decreased $808,000 or 25%, to $2,433,000 from $3,241,000 for the quarter ended June 30, 1998. This decrease was due to a decrease in the number of licensing contracts signed during the quarter, resulting from an increased focus on developing the Profession
   Services business. Management expects to continue to experience quarter to quarter variances in its ability to execute license agreements which require large up-front license fee commitments due to the relative immaturity of the information appliance marketplace and the many factors that affect the timing of potential customer product development projects. The Company continually reviews its sales process with the goal of shortening its sales cycle.

        Service revenues for the quarter ended June 30, 1999, which include both professional services revenues and revenues from customer support agreements, increased $2,364,000, or 97%, to $4,799,000 from $2,435,000 for the quarter ended June 30, 1998. This increase was primarily due to revenues generated from Solutions Center contracts with Microsoft and General Instrument, both of which were executed in the current fiscal year. The Company expects professional service revenues to increase in absolute dollars, and as a percentage of total net revenues, during the remainder of fiscal 1999 as compared to the quarter ended June 30, 1999. Service revenues from customer support agreements, as a percentage of total net revenues, are expected to decline slightly during the same period as compared to the quarter ended June 30, 1999.

        Gross profit as a percentage of total net revenues was 63% for the quarter ended June 30, 1999 compared to 72% for the quarter ended June 30, 1998. This decline was due to a higher proportion of lower margin service revenues and a reduction in service revenue gross margin to 53% in the quarter ended June 30, 1999 from 62% in the quarter ended June 30, 1998. Gross profit, as a percentage of total net revenues, is expected to continue to be lower for the remainder of fiscal 1999 than in fiscal 1998 as service revenues are expected to increase further as a percentage of total revenues. This trend, however, could vary on a quarter to quarter basis as the quantity and value of signed technology license agreements may vary from quarter to quarter.

        Sales and marketing expenses for the quarter ended June 30, 1999 decreased $437,000, or 18%, to $1,934,000 from $2,371,000 for the quarter ended June 30, 1998 and decreased as a percentage of total net revenues to 27% from 42%. Factors contributing to this decrease included a decrease in salary and related personnel of $121,000 due to a reduction in sales and marketing staff. Direct marketing and public relations costs decreased $157,000 as efforts were streamlined in preparation for a new marketing campaign targeting the ITV and MDS vertical markets. Also, travel related expenses decreased $95,000 due to the timing and nature of customer related travel and trade shows. Sales and marketing expenses for the remainder of fiscal 1999 are expected to increase as advertising and public relations campaigns are launched to reflect the increased focus of the Company on the ITV and MDS vertical markets.

        Research and development expenses for the quarter ended June 30, decreased as a percentage of total net revenues to 28% from 36% for the quarter ended June 30, 1998, but were virtually the same in absolute dollars. Decreases in salary and related personnel costs of $108,000 due to re-deploying a portion of the development engineering staff into professional services roles, as reflected by the increased cost of service revenues, were offset by increased facility expenses of $150,000. The Company anticipates that its direct investment in research and development will increase during the remainder of fiscal 1999. The company believes that these increased investments, when combined with its retained ownership of the engineering developments of its professional service engineers, will provide sufficient funding of its research and development activities for the remainder of fiscal 1999.

        General and administrative expenses for the quarter ended June 30, 1999 decreased $378,000, or 23%, to $1,296,000 from $1,674,000 for the quarter ended June 30, 1998 and decreased as a percentage of total net revenues to 18% from 29%. This decrease is primarily due to a decrease in facility related costs of $176,000, and decreases in salary and related personnel costs of $135,000, due to a decline in general and administrative headcount.

        The Company recorded a charge to operating expenses of $259,000, or $0.02 per share, for direct acquisition costs in connection with the acquisition of Navitel during the quarter ended June 30, 1999. These costs consisted primarily of professional fees.

        The Company recorded no income tax benefit for the quarters ended June 30, 1999 and 1998. The Company believes that it is appropriate to defer recognition of potential tax benefits until such time when its return to profitability can provide assurances that these tax benefits will be realized.

   Nine Months Ended June 30, 1999 Compared with Nine Months Ended  June
   30, 1998

         Internet technology revenues for the nine months ended June 30, 1999 decreased $162,000 or 2%, to $8,550,000 compared to
   $8,712,000 for the nine months ended June 30, 1998. This decrease was due primarily to a decrease in the dollar value and number of licensing contracts signed during fiscal 1999, resulting from an increased focus on developing the Professional Services business.

        Service revenues for the nine months ended June 30, 1999 increased $5,574,000, or 88%, to $11,873,000 compared to $6,299,000 for the nine months ended June 30, 1998. This increase was due to an increase in the number and dollar value of professional services agreements resulting from an increased focus on building an integrated development and service organization that provides customized solutions to its customers within the vertical markets of the Internet information appliance marketplace.

        Gross profit as a percentage of revenues was 64% for the nine months ended June 30, 1999 compared to 76% for the nine months ended June 30, 1998 due to a higher mix of lower margin service revenues and a decline in service revenue gross margin. Gross margins on service revenue decreased to 48% for the nine months ended June 30, 1999, from 66% for the nine months ended June 30, 1998. Acceptance of certain lower gross margin professional services engagements in order to both further the development of long-term strategic relationships and to increase overall utilization of services staff were the primary factors in this decline. The decrease in gross margin on service revenues was partially offset by higher gross margins realized on Internet technology revenues due to lower royalty costs associated with those revenues.

        Sales and marketing expenses for the nine months ended June 30, 1999 decreased $691,000, or 10%, to $6,239,000 from $6,930,000 for the nine months ended June 30, 1998, and decreased as a percentage of total net revenues to 31% from 46%. This decrease resulted primarily from a reduction in compensation and personnel expenses of $353,000 incurred as a result of a reduction in sales and marketing staff, as well as a $389,000 decrease in direct marketing activities as efforts were streamlined in preparation for a new marketing campaign targeting the ITV and MDS vertical markets.

        Research and development expenses for the nine months ended June 30, 1999 decreased $3,421,000, or 37%, to $5,705,000 from
   $9,126,000 for the nine months ended June 30, 1998 and decreased as a percentage of total net revenues to 28% from 61%. The decrease was due primarily to a decrease in salary costs and related personnel expenses of $3,090,000 related to the increased utilization of development engineers in a professional services role, as reflected by the increased cost of service revenues, and to an overall reduction in research and development engineering staff.

        General and administrative expenses for the nine months ended June 30, 1999 decreased $997,000, or 19%, to $4,159,000 from
   $5,156,000 for the nine months ended June 30, 1998 and decreased as a percentage of total net revenues to 20% from 34%. Decreases of $460,000 in salary and related personnel expenses were due to a reduction in general and administrative staff and recruiting expenses. In addition, general and administrative facility related costs decreased by $299,000 due to a reduction in the number of Company facilities. These decreases were partially offset by a $221,000 increase in legal expenses primarily related to pending litigation as discussed in Part II, Item 1.

        In connection with the acquisition of Navitel on April 16, 1999, the Company recorded a charge to operating expenses of $259,000, or $0.02 per share, for direct acquisition related costs. In addition, the acquisition of AllPen Software on November 14, 1997, resulted in the Company recording, in the quarter ending December 31, 1997, a charge to operating expenses of $496,000 or $0.03 per share, for direct acquisition related costs. In both cases, these costs consisted primarily of professional fees.

        The Company recorded no income tax benefit for the nine months ended June 30, 1999 and 1998. The Company believes that it is appropriate to defer recognition of potential tax benefits until such time when its return to profitability can provide assurances that these tax benefits will be realized.

   Liquidity and Capital Resources

        As of June 30, 1999, the Company had no debt and had cash and cash equivalents of $30,119,000 and working capital of $35,210,000. The Company's operating activities used cash of $2,303,000 and $8,905,000 for the nine months ended June 30, 1999 and June 30, 1998, respectively. In October 1998, the Company received $7,392,000 in cash from GI for the purchase by GI of 700,000 shares of the Company's common stock.

        The Company's unbilled accounts receivable balance increased to $1,763,000 at June 30, 1999 from $902,000 at September 30, 1998.
   This increase was primarily due to an increase in professional services contracts which are generally billed fifteen days after month-end.

        The Company's capital expenditures totaled $892,000 and $544,000 for the nine months ended June 30, 1999 and 1998, respectively. The increase was due primarily to expenditures relating to the October 1998 agreement with GI to form a new digital cable software integration center which has required the purchases of computer hardware and office furniture. The company does not currently have any material capital expenditure commitments for the remainder of fiscal 1999.

        The Company believes that its current cash and cash equivalents, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through at least the twelve-month period ending June 30, 2000.

   Future Operating Results

        This Form 10-Q contains a number of forward-looking statements. Any statements contained herein (including without limitation statements to the effect that the Company or its management "believes", "expects", "anticipates, "plans" and similar expressions) that relate to future events or conditions should be considered forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below.

        During fiscal 1997, the Company announced a new strategic focus on the Internet information appliance marketplace. The Company has been focused on the development, marketing and distribution of its technologies and services to the Internet information appliance marketplace, and since May 1999, increased its focus on the ITV and MDS vertical markets. In February 1998, Spyglass reorganized its business to integrate its development, professional services and marketing resources. This change has allowed Spyglass to target its tailored solutions to the needs of these two vertical sectors within the Internet information appliance marketplace. Because this is a relatively new and undeveloped marketplace, there can be no assurance as to the extent of the demand for the Company's products and services or the extent to which the Company will be successful in penetrating this marketplace.

              The Company derived approximately 50.5% of its revenues for the quarter ended June 30, 1999 from three customers. As the Internet information appliance marketplace develops, the Company expects to continue to derive a significant portion of its revenues from a relatively limited number of customers. Although the Company expects that its reliance on any particular customer will decline as the Internet information appliance marketplace develops and its customer base expands, the failure of the Company to enter into a sufficient number of licensing agreements or sustain revenues from major customers during a particular period could have a material adverse effect on the Company's future operating results.

        The Company's future results of operations will also be largely dependent upon a number of factors relating to the further development and acceptance of the Internet as a commercial marketplace. In particular, commercial use of the Internet continues to be constrained by the need for reliable processes such as security measures for electronic commerce as well as the need for regularly available customer support. In addition, the market for Internet software products is characterized by rapidly changing technology, evolving industry standards and customer demands, and frequent product introductions and enhancements, which make it difficult to predict whether any initial commercial acceptance of the Company's products can be sustained over a period of time.

        The market for Internet technologies and services is extremely competitive, and competition is likely to increase in the future. The Company currently faces competition from other Internet information appliance technology vendors and service providers such as Oracle, Sun Microsystems, Phone.com, Microsoft, on-line service companies, Internet access providers and networking software companies. Additionally, the Company considers a significant source of competition for its Internet technologies and professional services to be the prospect company's internal resources.

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

        The task force has completed the assessment phase of its overall plan. The assessment phase included a review of Spyglass products and, as a result of these initial assessments, the Company has determined that most Spyglass products and technologies currently available are Year 2000 compliant. Certain products and technologies currently available may not be Year 2000 compliant but will be so certified prior to the end of calendar year 1999 as new versions are released. However, known or unknown errors or defects in Spyglass' products could result in delay or loss of revenue, diversion of development resources, increased service and warranty costs or damage to Spyglass' reputation, any of which could materially adversely affect Spyglass' results of operations or financial condition. In addition, the task force investigated other associated Year 2000 issues such as ensuring that third-party software used internally and other products and services supplied to Spyglass are Year 2000 compliant. This investigation included, but was not limited to, review of vendor and related Web sites and direct confirmation with significant vendors. The majority of Spyglass' computer programs have been purchased and implemented over the last three years. As a result, most of these programs were Year 2000 compliant when purchased or have since been upgraded with Year 2000 compliant software upgrades. In the event third-party internally used systems are not Year 2000 compliant, the Company's ability to process vendor transactions and perform certain other functions could be impaired. Additionally, Spyglass has no legacy (mainframe) systems, which are the source of much of the current concern regarding Year 2000 compliance. During the assessment phase, the Company received direct confirmation that all material internally used systems will operate in the year 2000.

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

               During  the  quarter  ended   June  30,  1999,   Spyglass
   continued to test additional Spyglass products. Test plans for current Spyglass products and third-party software are scheduled to be completed by August 31, 1999. We anticipate that all currently available Spyglass products will be tested no later than October 15, 1999. Spyglass has contracted an external consultant to assist in certain Year 2000 testing of Spyglass products

        Several pieces of non-compliant network hardware have been decommissioned due to replacement by upgraded platforms. There are two remaining non-compliant pieces of network hardware which are expected to be replaced by September 30, 1999. In addition, one key piece of telecommunications equipment is due to receive a software upgrade by the end of September, 1999 to ensure Year 2000 compliance. According to the remaining network equipment vendors' Year 2000 certification matrices, the remainder of the Spyglass'internal hardware/software systems are in compliance.

        Spyglass' approach to ensuring compliance on the hardware, operating systems, and applications used internally is to define a standard revision for each system component. These definitions have been created as a benchmark for compliance testing. Spyglass information systems personnel will apply this checklist to each inventoried system and perform the appropriate upgrades. All critical systems will be tested live to ensure compliance. All systems not defined as critical will be verified by a random sampling of live tests. Equipment and software for which Year 2000 compliance information is unavailable or not guaranteed by vendors will be retired and replaced. Current goals target the end of September, 1999 to achieve compliance for hardware, operating systems and applications used internally.

        A large portion of Spyglass' Year 2000 compliance efforts has focused on our internal enterprise applications which affect many of Spyglass' business processes. Established core product and customization upgrades are planned for the Company's two key internal systems during the quarter ended September 30, 1999, which will bring them into compliance. Other financial applications are either compliant or have planned upgrades which will bring them into compliance by the end of September, 1999.

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

        As of June 30, 1999, the majority of Year 2000 compliance costs incurred by the Company have been the value of the time, based on standard hourly rates for employees, spent by the task force, which approximates $95,000. In addition, the Company has spent approximately $10,000 for external consultants. The use of external consultants is expected to remain minimal. The Company estimates it will incur approximately $75,000 in future expenses to ensure systems will function properly with respect to dates in the year 2000. These expenses are not expected to have a material impact on the financial position, cash flow or results of operations of the Company.

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

   Part II.  Other Information

   Item 1.   Legal Proceedings

          On January 28, 1999, the Company and certain of its officers and directors were named as defendants in a purported class action lawsuit filed in the United States District Court for the Northern District of Illinois (Eastern Division). Thereafter, eleven substantially similar actions were filed in the same Court. All complaints principally claim that the defendants violated federal securities laws allegedly by making false and misleading statements and by failing to disclose material information concerning the Company's financial performance during the purported class period of October 21, 1998 through January 4, 1999. The complaints further allege that certain officers and/or directors of the Company sold stock in the open market during the class period and seek unspecified damages. On April 20, 1999 the Court granted the plaintiff's motion to consolidate the lawsuits into a single complaint, which plaintiffs filed on May 7, 1999. On May 21, 1999, the defendants filed a motion to dismiss the consolidated amended complaint as against all defendants, which the plaintiffs opposed on June 10, 1999. Thereafter, the defendants filed a reply brief in support of their motion to dismiss on June 24, 1999. On July 20, 1999 the Court denied the defendants' motion to dismiss and ordered the case to proceed to discovery. On August 4, 1999, defendants filed their answer to the consolidated amended complaint. Although the Company believes that it and the other defendants have meritorious defenses to the claims made in the complaint and intends to contest the action vigorously, an adverse resolution of the lawsuit could have a material adverse affect on the Company's financial condition and results of operations in the period in which the litigation is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the complaint.

                On June 25, 1999, Spyglass, Inc. filed a complaint with the U.S. District Court for the Northern District of California. The Complaint alleges that N2H2 Incorporated ("N2H2"), of Seattle, Washington, has infringed Spyglass' U.S. Patent No. 5,884,033 for an Internet filtering system. The complaint asks the Court both to enjoin further infringement by N2H2 and to award monetary damages. On August 2, 1999 N2H2 filed its answer which included a denial that the patent-in-suit is infringed, assertions that the patent-in-suit is invalid and unenforceable, and counterclaims against Spyglass. Spyglass believes that the assertions set forth in the complaint are meritorious. Spyglass, Inc. is not presently able to reasonably estimate potential awards or losses, if any, related to this matter.

   Item 2.   Changes in Securities and Use of Proceeds

        On April 16, 1999, the Company issued 1,148,520 shares of common stock in connection with the acquisition of Navitel. In addition, Navitel optionholders received equivalent options for shares of Spyglass common stock in exchange for their outstanding options for common stock. These securities were issued to the stockholders of Navitel under the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in such transaction.

   Item 6.   Exhibits and Reports on Form 8-K

   (a) Exhibits required by Item 601 of Regulation S-K

   The exhibits are listed in the accompanying Index to Exhibits immediately following the signature page.

   (b) Reports on Form 8-K

   The Company filed a report on Form 8-K on April 30, 1999 and a report on Form 8-K/A on June 30, 1999 relating to the acquisition of Navitel Communications, Inc.

                                Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Spyglass, Inc.
                                           Registrant


   Date:   August 13, 1999            /s/  Gary Vilchick

                                           Gary Vilchick
                                           Executive Vice President,
                                           Finance, Administration and
                                           Operations and Chief
                                           Financial Officer

                             INDEX TO EXHIBITS

   Exhibit No.         Description

   10.11          Senior Management Retention
                  Agreement between the Registrant
                  and Daryl J. Dahlberg dated July 7, 1999.*

   27             Financial Data Schedule


   * Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Item 6(a) of Form 10-Q.