Form 10-K
period 1999-09-30
SPYGLASS INC
filed 1999-12-22
CIK 945256

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

               1240 E. DIEHL ROAD, 4TH FLOOR, NAPERVILLE, IL 60563 (Address of principal executive offices, including zip code)

                                 (630) 505-1010
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g)OF THE ACT:
                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)
                      TRADED ON THE NASDAQ NATIONAL MARKET

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/   No
    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
           ----

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on December 10, 1999, based upon the closing sale price of the Common Stock on the Nasdaq National Market on that date as reported in The Wall Street Journal, was approximately $391,175,000. On that date, the number of shares of Common Stock outstanding, excluding 77,214 shares held as treasury shares, was 16,991,092.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's 1999 Annual Report to Stockholders for fiscal 1999 are incorporated by reference in Parts II and IV hereof. The Annual Report shall be deemed "filed" with the Commission only with respect to those portions specifically incorporated by reference herein. Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders for fiscal 1999, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year, are incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements. Any statements contained herein (including without limitation statements to the effect that the Company or its management "believes," "expects," " anticipates," " plans," and similar expressions) that relate to future events or conditions should be considered forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Future Operating Results" incorporated by reference into
Item 7 of this Annual Report on Form 10-K. Discussions containing forward looking statements may be found in the materials set forth under "Item 1. Business" and incorporated by reference in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

Spyglass, Inc. ("Spyglass" or the "Company") is a leading provider of strategic Internet consulting, software and professional services that enable content providers, service operators, and device manufacturers to capitalize on the potential of the Internet. Particularly active in the interactive television ("ITV") and mobile data ("MD") markets, Spyglass offers end-to-end solutions to many of the world's premier organizations. As a leader in providing Internet technologies, Spyglass delivers solutions that enable information appliance users to access device-specific applications and receive time-critical information utilizing the Internet.

Spyglass solutions have helped customers Internet-enable a variety of devices as well as deliver HTML-based applications to information appliances such as television set-top boxes, televisions, gaming devices, wireless phones, navigation devices, Internet screen phones, office equipment, medical devices and industrial controls.

A central element of the Company's business strategy is marketing its Internet solutions to original equipment manufacturers ("OEMs"), network service operators, value-added service providers, Internet content aggregators, and Internet content providers, primarily using a direct sales force. The Company chose this approach to enable it to leverage the marketing, distribution and development resources of much larger organizations that are strategically focused on offering value-added products and services that leverage the Internet. Spyglass intends to continue to increase the performance, functionality and flexibility of its technology offerings and breadth of its services, to meet the evolving needs of information appliance users. In doing so, the Company will continue to invest in building customer awareness of the Spyglass name and the range of information appliance solutions available from Spyglass.

In October 1998, General Instrument Corporation ("GI") acquired 700,000 shares of the Company's common stock for $7,392,000 and also acquired warrants to purchase an additional 700,000 shares. The warrants have exercise prices ranging from $13.20 to $14.78 per share (subject to adjustment in certain circumstances), and become exercisable on varying dates over a five-year period. In connection with this investment, the Company and GI entered into a three-year agreement under which the Company is developing and integrating new Internet cable services and technologies for GI's next generation digital set-top platforms. This work is being performed through a subsidiary of the Company, in which GI holds a 10% minority interest and which GI will have an option to purchase at fair market value under certain circumstances. The Company opened a new facility for this solutions center in Lexington, Massachusetts with dedicated resources for the execution of the GI agreement, which is expected to provide Spyglass $20 million in revenues over three years.

In March 1999, the Company and Microsoft Corporation ("Microsoft") entered into agreements under which the Company licensed technology and will provide services over a three-year period to Microsoft to develop and integrate multiple Windows CE-based applications for information appliance manufacturers that are developing products utilizing the Windows CE operating system. The agreements are expected to provide the Company with $20 million in revenues over three years. In November 1999, the Company moved dedicated resources to a new facility in Menlo Park, California to facilitate the anticipated growth of this solutions center.

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

On September 20, 1999 the Company signed a definitive agreement to sell SurfWatch Software Inc. ("SurfWatch"), a subsidiary of the Company, to JSB Software Technologies, plc ("JSB"). The transaction was completed on November 4, 1999, and was effected through the sale of all the issued and outstanding capital stock of SurfWatch for consideration of $17 million cash and $12 million in JSB equity securities. This transaction resulted in a pre-tax gain of approximately $27 million.

In the first quarter of the fiscal year ending September 30, 2000 the Company recorded a non-recurring restructuring charge consisting primarily of severance and related personnel costs associated with the organizational realignment of the Company's professional services group. This realignment was completed in November 1999 and resulted in a restructuring charge of approximately $860,000.

THE INTERNET
Developed in 1969, the Internet is a worldwide network that links thousands of public and private computer networks. The World Wide Web ("Web") was introduced in 1992 using the Internet network. The Web is based on a client/server system in which certain computers ("servers") store files and respond to requests issued by remote computers ("clients" ) to download the files, thus allowing users around the world to view and use the information stored on a single server.

The Internet has emerged as a global communications medium enabling pervasive electronic communications and access to shared information throughout the world. According to International Data Corporation ("IDC"), the number of worldwide Internet users is forecasted to grow from an estimated 196 million users at the end of 1999 to 502 million users at the end of 2003. To facilitate increased Internet network traffic as a result of this projected growth of users, certain "infrastructure" elements must expand. These elements include: widespread, inexpensive Internet access, either through Internet access providers or online services, expansion of high-speed communications channels to accommodate the increasing number and size of files and Web pages available for downloading, and multiple types of access devices, including information appliances, available to each user.

THE INFORMATION APPLIANCE MARKET
As high-speed communication channels are expanded, the Company anticipates widespread Internet access will become available over both wireless and wireline networks from a multitude of information appliances. IDC estimates that the annual worldwide information appliance shipments will increase from approximately 13.9 million units in 1999 to 55.7 million units in 2002. Additionally, IDC forecasts the worldwide information appliance installed base will grow from an estimated 25.9 million at the end of 1999 to 150.9 million at the end of 2002. Spyglass has focused its resources on providing Internet solutions, including technology, consulting, and professional services, primarily to customers in the ITV and MD markets. In addition, within its solutions centers Spyglass has committed substantial resources dedicated to the development and integration of various software applications utilizing information appliances such as set-top platforms for ITV, Internet screen phones, and other devices.

THE ITV MARKET OPPORTUNITY
The ITV market encompasses the delivery of interactive content, applications and services via new mediums such as televisions and other similar information appliances. The ITV market opportunity is highly dependent on mass adoption and use of the television and related appliances within the home for accessing Internet-based applications and services. The convergence of television and the Internet delivers numerous HTML-based applications to viewers, including one-click purchasing, interactive gaming, video-on-demand, electronic programming guides, e-commerce, email, instant messaging, and browsing. Examples of ITV customer opportunities for Spyglass include set-top box manufacturers, television manufacturers, independent software vendors, cable operators, value-added service providers, satellite television service providers, cable and satellite infrastructure providers, Internet service providers, Internet content aggregators, and Internet content providers. Spyglass currently has a number of announced customer and partner relationships in the ITV market including CMI Worldwide, GI,

GTE, IBM, InterAct, Interactive Channel, LG Electronics, Motorola, Nokia, PowerTV, Rockwell Collins, Sony, Thomson Multimedia, VM Labs, and WorldGate.

THE MD MARKET OPPORTUNITY
The MD market encompasses the delivery of Internet-based content and services over mobile or wireless communications medium. The MD market opportunity is highly dependent on mass adoption and use of mobile Internet-enabled devices such as mobile phones, laptops, personal digital assistants ("PDAs"), navigation devices, digital automobile dashboards, and other handheld devices. The Company anticipates that Internet applications such as email, instant messaging, stock trading and quotes, remote access to corporate intranets, delivery of location-specific information such as directions, weather and traffic reports, delivery of news items such as sports scores and world-events, and a variety of other services will be available from mobile devices. Examples of MD customer opportunities for Spyglass include mobile phone handset manufacturers, navigation device manufacturers, automobile electronics manufacturers, telecom network service operators, telecom infrastructure providers, Internet service providers, Internet content aggregators, and Internet content providers. Spyglass currently has a number of announced customer and partner relationships in the MD market including Fujitsu, Inktomi, Microsoft, Nokia, Riverbed Technologies, Seiko Epson, and Telenor Mobile.


SPYGLASS TECHNOLOGIES

Spyglass technologies deliver the embedded Internet and infrastructure solutions needed to effectively connect a variety of information appliances to the Internet and leverage the wealth of online information and communication options. Spyglass has focused its product development efforts on technologies targeted to the ITV and MD markets.

SPYGLASS DEVICE MAIL
Spyglass Device Mail is an embedded email technology designed specifically for televisions, mobile phones, and handheld computers. Spyglass Device Mail is designed to run on embedded or real-time operating systems that are commonly used by information appliances. Spyglass Device Mail has relatively small memory requirements and supports SMTP and IMAP4 Internet messaging standards. Spyglass Device Mail is designed using the same underlying technology as Spyglass Device Mosaic, allowing for an integrated Web content and email application set. Spyglass Device Mail is designed to work with any Internet service provider, eliminating the need for a proprietary dial-up network.

SPYGLASS DEVICE MOSAIC AND SPYGLASS THINGUI LIBRARY
Spyglass Device Mosaic is a standards-based Internet browser technology designed specifically for use with information appliances. Spyglass Device Mosaic's modular design makes it scalable across a broad range of information appliances. The modular design allows for features to be added to support the latest needs of televisions and set-top boxes; alternatively, a stripped down version can be embedded in more memory-constrained Internet screen phones and handheld devices. To reduce memory requirements, Spyglass Device Mosaic comes bundled with its own graphics library, the Spyglass ThinGUI Library, which enables rich graphical user interface functionality. Easily ported to a variety of popular real-time operating systems, Spyglass Device Mosaic enables consumer electronics manufacturers to add Web functionality to products quickly, cutting development costs and sharply reducing time to market.

SPYGLASS MICROSERVER
Spyglass MicroServer is a standards-based Web server that can be embedded in devices such as set-top boxes, copiers, printers, and industrial controls with limited memory capacity. Application user interfaces for Spyglass MicroServer enabled devices are authored in HTML and may be used with any commercial Web browser. Typical applications utilizing Spyglass MicroServer include providing operational or status information to a user, updating a device's internal database, or initiating a device action, such as running a diagnostic. Spyglass MicroServer has been ported to many of the leading real-time operating systems.

SPYGLASS PRISM
Spyglass Prism is a server-based content delivery and transformation platform designed to efficiently bring the Internet to information appliances. Spyglass Prism dynamically transforms richly formatted HTML authored Web content into formats that match the relatively limited display capabilities of information appliances such as mobile phones, navigation devices, and PDAs. In addition, Spyglass Prism can deliver standard HTML authored Web pages to Wireless Application Protocol ("WAP") compliant mobile phones and other WAP enabled wireless devices. Spyglass Prism takes into account bandwidth, latency, display size, and other factors by dynamically converting content for optimal delivery and display on a wide variety of information appliances. For example, with a WAP enabled mobile phone, Spyglass Prism converts memory and bandwidth intensive color images into a simpler, grayscale format, resizes those images for the phone's smaller display, and delivers the content in the wireless markup language ("WML") specified by WAP.

SURFWATCH
In November 1999, Spyglass completed a transaction to sell SurfWatch, including ownership of all SurfWatch products, to JSB. Spyglass will continue to sell SurfWatch products to customers in the ITV market under a reseller agreement with JSB. Following the sale of SurfWatch, Spyglass will no longer market SurfWatch products to other content filtering markets including education, corporate and home markets.

SurfWatch is an easy-to-use, effective software application for screening unwanted material from the Internet. SurfWatch blocks access to a comprehensive list of sites in "core" categories pertaining to sexually explicit material, violence, drugs/alcohol/tobacco, hate speech, and gambling; users can block all chat access as well. SurfWatch provides the user many customizable features including the ability to administer different levels of Web access and filtering among different users and the ability to add productivity categories such as entertainment, games, job search, sports and travel.

Spyglass has also received a patent from the U.S. Patent Office for its core filtering technology and processes. The patent is titled "Internet Filtering System for Filtering Data Transferred over the Internet, Utilizing Immediate and Deferred Filtering Actions." The patented technology includes the steps of maintaining a database of filters, comparing information in an Internet request to filtering information in one or more of the filter databases, and determining whether to prevent or allow the transmission in response to the comparison. Following the sale of SurfWatch to JSB, Spyglass has retained ownership of this patent and has licensed the patent to JSB.

WAP MICROBROWSER
Spyglass enhanced its WAP solutions for wireless customers through an exclusive reseller agreement with Nokia that grants Spyglass the worldwide distribution rights to license Nokia's WAP Microbrowser to manufacturers of mobile phones, PDAs, and other wireless devices. Spyglass will also provide engineering services to manufacturers for the customization and integration of the Nokia WAP Microbrowser with the manufacturer's platform. The WAP Microbrowser is a WAP compliant browser technology designed and optimized for use in mobile phones and other wireless devices to enable access to Internet and intranet information. The WAP Microbrowser can display content written in WML that can be delivered to the device using Spyglass Prism content transformation technology.

SPYGLASS PROFESSIONAL SERVICES

Spyglass provides strategic consulting and comprehensive professional services to help customers rapidly develop and deploy cost-effective Internet-enabled information appliances and Internet-based services. Spyglass provides its customers with a broad range of professional services including custom engineering for defining, developing and delivering complete, end-to-end project solutions. In addition, Spyglass provides its customers with technology support services.

PROFESSIONAL SERVICES
Spyglass frequently provides it customers with comprehensive services throughout their product development cycle, including strategic consulting, design and implementation services, custom application development, quality testing and documentation services, and systems integration services. These services are provided on a project basis to assist customers in developing unique products or services utilizing Spyglass technologies and other third-party technologies. This group consists of senior consulting managers, experienced engineering developers, senior technologists and architects, technical writers and quality assurance specialists.

SOLUTIONS CENTERS
During fiscal 1999, Spyglass signed multi-year services contracts with GI and Microsoft. Spyglass built a solutions center for each of these customers, each of which consists of dedicated engineering resources committed to helping these customers with Internet-based information appliances initiatives. For GI, Spyglass is providing engineering services to assist with development and integration of software applications for their ITV digital set-top platforms. For

Microsoft, Spyglass is providing engineering services for the development, integration, testing and support of various Windows CE-based information appliances.

CUSTOMER SUPPORT
Most of the Company's customers enter into support agreements with the Company for annual fees based on the number of products licensed, platforms supported and copies distributed. These support agreements entitle the customer to the backup technical support described below as well as product updates and enhancements.

The Company tracks all support requests through a series of customer databases that maintain current status reports as well as historical logs of customer interaction. Support specialists diagnose and solve technical problems related not only to the Company's products, but also to other software and technologies which are integrated with the Company's products. In addition, support specialists provide the customer with direct access to the Company's development engineers and report customer and end-user feedback to the Company's development staff. Other types of support provided to the customer include technical reports, documentation, status reports for product upgrades and updates, and support during beta test and pre-release cycles.

As of December 10, 1999, the Company employed 77 employees in its professional services organization.

SALES AND MARKETING

The Company markets its Internet solutions using a direct sales model. On a limited basis, the company also markets its technologies using value-added resellers. Customer opportunities for Spyglass technologies include OEMs, information appliance manufacturers, platform developers, telecom and cable network service operators, telecom and cable infrastructure providers, Internet service providers, value-added service providers, Internet content aggregators, and Internet content developers that incorporate Internet technology into their products and services. Spyglass has adopted this marketing model to increase its presence in the market, and to leverage the marketing, distribution, and development resources of its customers.

Marketing resources are focused on direct marketing and advertising campaigns and participation in the engineering and trade conferences related to these markets and industries. In addition, the Company is targeting public relations efforts at industry analysts, the business and trade press, and other media relevant to the information appliance market.

The Company's license arrangements with its customers typically provide for a non-exclusive license to incorporate Spyglass technology into the customers' products and services. These licenses generally provide for a technology access fee and for royalties based on the number of units sold, which may include up-front minimum royalty commitments. In some instances, Spyglass receives per subscriber fees based on the number of subscribers using an Internet service that incorporates Spyglass technology.

Sales to Microsoft represented 22.4% and 39.5% of total net revenues in fiscal 1999 and 1997, respectively. Sales to GI represented 11.6% of total net revenues in fiscal 1999. Sales to Motorola represented 14.5% of total net revenues in fiscal 1998.

As of December 10, 1999, the Company had 14 employees in marketing and 10 in sales. The Company currently operates sales offices located in Lexington, Massachusetts, Morristown, New Jersey, Marina del Rey, California, Brussels, Belgium, Hampshire, United Kingdom and Tokyo, Japan.

PRODUCT DEVELOPMENT

An important factor in Spyglass' ability to deliver innovative Internet solutions to its customers is the technologies the Company can leverage in the creation of customized solutions for its customers. Spyglass has a suite of embedded Internet and infrastructure technologies that it continues to develop in order to support the latest Internet technologies and standards. By proactively investing in such technologies, Spyglass is able to offer its customers the benefits of improved time to market, higher quality, and lower costs.

The Company's primary development efforts are focused on embedded Internet technologies for HTML rendering and browsing and content transformation and delivery technologies that enhance the performance and functionality of information appliances connected to the Internet.

In order to respond to rapidly changing technology and competitive conditions, the Company may seek to enhance or expand its product offerings. In doing so, the Company may enter into new agreements with third parties which could include both licensing or acquiring one or more complementary technologies, as well as investing in, partnering with or acquiring another company developing or marketing one or more complementary technologies.

Because many of the significant technologies incorporated in the Spyglass product suite are implementations of Internet standard protocols which are constantly evolving, the Company actively participates in a number of Internet standards-setting groups and technical conferences, including W3C Consortium, WAP Forum and ATVEF (Advanced TV Enhancement Forum).

As of December 10, 1999, the Company's research and development staff, which is responsible for product development, quality assurance, technical communication and product coordination, consisted of 37 full-time employees. From time to time the Company employs independent contractors for software development, documentation, artistic design and quality reviews. For the fiscal years ended September 30, 1999, 1998 and 1997, research and development expenses were $7,970,000, $10,670,000 and $16,768,000, respectively, net of funding received from Microsoft of $1,606,000 and $250,000 in fiscal years 1998 and 1997, respectively. Net research and development expenses, as a percentage of revenues were 26.9%, 50.4% and 78.7% in the fiscal years 1999, 1998 and 1997, respectively.

COMPETITION

The market for Internet technologies and services is extremely competitive, and competition is likely to increase in the future. The Company currently faces competition from other Internet technology and service providers such as BSQUARE, Liberate Technologies, Microsoft, OpenTV, Oracle, Phone.com, Sun Microsystems, online service companies, Internet access providers and networking software companies. Additionally, the Company considers a significant source of competition for its Internet technologies and professional services to be the prospect company's internal development resources.

Spyglass Device Mail competes with email products that have been integrated with information appliance browsers offered by Liberate Technologies, Microsoft, Phone.com, PowerTV, and a variety of smaller companies.

Spyglass Device Mosaic competes with technologies developed by companies providing lightweight Web browsers for the information appliance market including JavaSoft, Liberate Technologies, Microsoft, and Planet Web. All of these companies are licensing their Web browser and other solutions to OEMs and network service operators. In addition, Spyglass may compete with start-up companies in specific market sectors.

Spyglass MicroServer competes with other thin, embeddable Web server technologies, including those provided by 3Soft, Agranat, emWare, Integrated Systems and Wind River Systems. The market for Web server technologies is competitive and faces pricing pressures due to multiple competitors attempting to establish a market position. In addition, Integrated Systems and Wind River Systems have a marketing advantage by offering a Web server bundled with the respective company's real-time operating system technology. The barriers to entry for the embedded Web server market are low, as the amount of software required for a server is small.

Spyglass Prism competes with technologies developed by Argo Interactive, plc, AvantGo, and Oracle. In addition, Spyglass may compete with start-up companies in specific market sectors.

The Company faces competition for SurfWatch products from Elron, JSB, The Learning Company, N2H2, NetNanny, Secure Computing, WebSENSE, and a number of small start-up companies. Following the sale of SurfWatch to JSB on November 4, 1999, Spyglass only competes with filtering market participants to the extent they offer a filtering product to the ITV market.

The WAP Microbrowser competes with a wireless phone browser from Phone.com. The Company anticipates competition for the WAP Microbrowser from other large telecom infrastructure providers, although the Company is not currently aware of other WAP Microbrowser technologies commercially available.

In its professional services offerings, Spyglass competes with other technology and service providers and technology consulting and development companies such as BSquare, IBM, Liberate Technologies, Phone.com, PSW Technologies, Sun Microsystems, as well as numerous other technology competitors and small start-up companies. In addition, Spyglass often competes with the prospect company's or customer's in-house research and development staff to some extent.

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

PROPRIETARY RIGHTS

The Spyglass Device Mosaic product was initially a commercial derivative version of NCSA Mosaic(TM). NCSA Mosaic was developed by the National Center for Supercomputing Applications at the University of Illinois at Urbana-Champaign. In May 1994, the Company and the University entered into an agreement which was subsequently amended (the "University Agreement") granting the Company the exclusive (subject to approximately 10 previously granted licenses), worldwide right to develop, distribute and sublicense commercial client browsers based on NCSA Mosaic. The University Agreement provided for royalties based on Spyglass' net revenues from Device Mosaic, and included cumulative minimum quarterly royalties. The University Agreement had an initial term of five years. In June 1999, the Company and the University amended this Agreement and the Company will no longer pay royalties for a license to the NCSA Mosaic product and will only pay the University a minimal royalty associated with the Company's use of the University's trademark "Mosaic(TM)". The University is no longer restricted from the commercial licensing of the NCSA Mosaic product.

Spyglass has registered the name "SPYGLASS", the red "S" logo, the name "SURF-WATCH", and the tag line "MAKE THE NET WORK" in the United States. Spyglass has also received trademark registrations for the name "SPYGLASS" in a number of foreign jurisdictions. Spyglass has filed additional trademark applications in the United States and in foreign jurisdictions.

Spyglass relies upon patent, copyright, trade secret and confidentiality agreements and/or license agreements with its customers, employees and other third parties to protect its proprietary technology. However, effective intellectual property protections may not be available in every country in which Spyglass' products and services are provided. Spyglass has been issued and continues to seek patent protection from the U.S. Patent and Trademark Office for its technologies. However, there can be no assurance that the steps taken by Spyglass to protect its proprietary technologies will be adequate to prevent misappropriation thereof by a third-party, or that a third-party will not be able to independently develop similar technologies. In addition, there can be no assurance that other parties will not assert technology infringement claims against Spyglass.

Spyglass licenses technology from a number of vendors for incorporation into Spyglass products. Examples of such licensed technologies include security products, image conversion products and databases.

EMPLOYEES

As of December 10, 1999, Spyglass employed 164 persons, including 24 in sales and marketing, 37 in research and development, 77 in professional services and 26 in finance and administrative functions. None of the Company's employees are represented by a labor union and Spyglass considers its employee relations to be good.

ITEM 2.  PROPERTIES

The Company's executive offices are located in Naperville, Illinois (27,841 square feet) and are occupied under a lease that expires in January 2004. The Company also leases facilities in Lexington, Massachussets, Los Gatos, California, and Menlo Park, California. The Company leases sales offices in San Ramon, California, Morristown, New Jersey, Marina del Rey, California, and Tokyo, Japan.

ITEM 3.  LEGAL PROCEEDINGS

On January 28, 1999, the Company and certain of its officers and directors were named as defendants in a class action lawsuit filed in the United States District Court for the Northern District of Illinois (Eastern Division). Thereafter, eleven substantially similar actions were filed in the same Court. All complaints principally claimed that the defendants violated federal securities laws allegedly by making false and misleading statements and by failing to disclose material information concerning the Company's financial performance during the class period of October 21, 1998 through January 4, 1999. The complaints further alleged that certain officers and/or directors of the Company sold stock in the open market during the class period and sought unspecified damages.

On April 20, 1999 the Court granted the plaintiffs' motion to consolidate the lawsuits into a single complaint, which plaintiffs filed on May 7, 1999. On May 21, 1999, the defendants filed a motion to dismiss the consolidated amended complaint as against all defendants, which the plaintiffs opposed on June 10, 1999. On July 20, 1999 the Court denied the defendants' motion to dismiss and ordered the case to proceed to discovery. On August 4, 1999, defendants filed their answer to the consolidated amended complaint denying liability. The case was certified as a class action by the Court on August 31, 1999.

On December 16, 1999 the parties filed a Settlement Stipulation with the Court and requested preliminary approval, which the Court granted on December 21, 1999. The Settlement, in which all defendants continue to deny wrongdoing and which will only become effective upon final Court approval, provides that the Company's directors and officers liability insurer will pay to the plaintiffs $1.55 million in exchange for a full release of, and dismissal of all claims brought by the class against, the Company and all of the individual defendants. A final settlement approval hearing has been scheduled by the Court for March 24, 2000.

Although the Company believes that it and the other defendants have meritorious defenses to the claims made in the complaint, if the settlement does not become final, an adverse resolution of the lawsuit could have a material adverse affect on the Company's financial condition and results of operations in the period in which the litigation is resolved.

On June 25, 1999, Spyglass, Inc. filed a complaint with the U.S. District Court for the Northern District of California. The Complaint alleges that N2H2 Incorporated ("N2H2"), of Seattle, Washington, has infringed Spyglass' U.S. Patent No. 5,884,033 for an Internet filtering system. The complaint asks for an Order enjoining further infringement by N2H2 and for monetary damages. N2H2 filed an answer to the complaint which includes a denial that the patent-in-suit is infringed and assertions both that the patent-in-suit is invalid and that Spyglass is liable to N2H2. Spyglass believes that the counts set forth in its complaint are meritorious and intends to vigorously pursue the lawsuit. The Court has preliminarily set March 5, 2001 as the date that trial will begin. Spyglass, Inc. is not presently able to reasonably estimate potential awards or losses, if any, related to this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the quarter ended September 30, 1999.


EXECUTIVE OFFICERS OF THE REGISTRANT

Name                            Age    Position(s) with the Company
---------------------------     ---    ----------------------------

Douglas P. Colbeth.........     44     Chairman of the Board and Chief
                                       Executive Officer

Daryl J. Dahlberg..........     48     Vice President, Finance & Information
                                       Systems

Martin J. Leamy............     42     Director, President and Chief Operating
                                       Officer

Randall T. Littleson.......     34     Executive Vice President and General
                                       Manager

John S. Pigott.............     44     Vice President of Sales

Gary L. Vilchick...........     45     Executive Vice President, Finance,
                                       Administration and Operations and Chief
                                       Financial Officer

Mr. Colbeth has been Chairman of the Company since August 1999, and has been Chief Executive Officer and a director of the Company since he joined the Company in April 1991. Mr. Colbeth was also President of the Company from April 1991 through August 1999. Prior to joining the Company, Mr. Colbeth spent four years at Stellar/Stardent Computer Corp., a high-end graphics workstation supplier, in various management positions, most recently as Vice President/General Manager of its AVS software business unit. From January 1979 until March 1987, Mr. Colbeth was employed in various sales and management positions at Prime Computer, Inc., a minicomputer vendor. Mr. Colbeth received his B.S. degree in economics from Siena College in 1977 and has completed graduate studies in managerial economics at Rensselaer Polytechnic Institute.

Mr. Dahlberg joined the Company as Controller in January 1998 and was promoted to Vice President Finance & Information Systems in July 1999. Prior to joining the Company, Mr. Dahlberg was employed by Seagate Software, Inc., a developer of data management software solutions, as Finance Director-Europe from August 1996 through December 1997 and by Seagate Software SMG (formerly Palindrome Corp.) as Executive Director of Finance and Operations from September 1994 through August 1996. Prior to that, Mr. Dahlberg was Controller for Palindrome Corporation from June 1992 through August 1994. Mr. Dahlberg received his B.S. degree in accounting from the University of Illinois in 1976. Mr. Dahlberg is a Certified Public Accountant.

Mr. Leamy joined the Company in August 1999 as President and Chief Operating Officer. Prior to joining the Company, Mr. Leamy was Senior Vice President, Systems Management Solutions from January 1995 to August 1999 and Director, Client/Server Products from July 1991 to December 1994 for PLATINUM Technology Inc. Mr. Leamy received his B.S. degree in computer science from Bradley University in 1979.

Mr. Littleson joined the Company as Director, Product Marketing in June 1996 and was promoted to Vice President, Marketing in October 1996, to Vice President and General Manager in February 1998 and to Executive Vice President and General Manager in September 1999. Prior to joining the Company, Mr. Littleson served in various management positions for Seagate Software SMG (formerly Palindrome Corp.), a developer of data management software solutions, for six years and a systems engineer for Novell prior to that. Mr. Littleson received his B.S. degree in computer sciences and communications from the University of Michigan in 1987 and a master's degree in business administration from Keller Graduate School of Management in 1994.

Mr. Pigott joined Spyglass as Vice President of Sales in November 1999. Prior to joining the Company, Mr. Pigott was Regional Vice President for Cerner Corporation, a supplier of clinical and management information/knowledge systems for healthcare organizations throughout the world. Prior to his role at Cerner, Mr. Pigott worked more than 17 years at IBM, a developer and manufacturer of advanced information technologies and provider of professional solutions and services, holding positions ranging from Regional Manager of Software Marketing, to Western Executive for Healthcare Solutions. Mr. Pigott received his B.S. degree in industrial engineering from Stanford University in 1978.

Mr. Vilchick joined the Company in December 1995 as Executive Vice President, Finance, Administration and Operations and Chief Financial Officer. Prior to joining the Company, Mr. Vilchick was the Vice President of Finance for Pitney Bowes Logistics Systems, a provider of technology for supply chain management solutions, for three years, and Controller for Pitney Bowes Management Services for four years prior to that. Mr. Vilchick received his B.S. degree in accounting from the University of Rhode Island. Mr. Vilchick is a Certified Public Accountant.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company had 567 shareholders of record as of December 10, 1999.

The additional information required by this Item is incorporated herein by reference from the sections entitled "Selected Financial Data - Dividend Policy" and "Selected Quarterly Data - Market Price Per Share" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1999 (the "Annual Report").

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning directors of the Company is incorporated herein by reference from the section entitled "Election of Directors--Directors of the Company" included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended September 30, 1999, which will be filed with the Securities and Exchange commission within 120 days of the Company's fiscal year end (the "1999 Proxy Statement"). The information required by this Item concerning executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned "Executive Officers of the Registrant". The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled "Other Matters--Section 16(a) Beneficial Ownership Reporting Compliance" included in the 1999 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the sections entitled "Election of Directors--Compensation Committee Interlocks and Insider Participation", "Election of Directors--Compensation of Directors", "Executive Compensation" and "Executive Compensation--Employment Agreements" included in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the section entitled "Beneficial Ownership of Voting Stock" included in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following financial information is incorporated by reference into
     Part II hereof from the Annual Report.

(a)  1.  FINANCIAL STATEMENTS:

         Report of Independent Auditors

         Consolidated Balance Sheets at September 30,
             1999 and 1998

         Consolidated Statements of Operations for the years ended September 30, 1999, 1998 and 1997

         Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997

         Notes to the Consolidated Financial Statements


(a)  2.  FINANCIAL STATEMENT SCHEDULES:

         Schedule II -- Valuation and Qualifying Accounts

         All other schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

(a)  3.  EXHIBITS

         The exhibits are listed in the accompanying Index to Exhibits immediately following the signature page.

(b)  REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 1999.

                                                Spyglass, Inc.

                                                By:  /s/ Douglas P. Colbeth
                                                     ---------------------------
                                                     Douglas P. Colbeth
                                                     Chairman of the Board and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 20, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Douglas P. Colbeth
-----------------------
    Douglas P. Colbeth
    Chairman of the Board and Chief Executive Officer
    (Principal Executive Officer)

/s/ Gary L. Vilchick
-----------------------
    Gary L. Vilchick
    Executive Vice President, Finance,  Administration
    and Operations and Chief Financial Officer
    (Principal Financial and Accounting Officer)

/s/ Martin J. Leamy
------------------------
    Martin J. Leamy
    Director, President and Chief Operating Officer

/s/ Charles T. Brumback
-------------------------
    Charles T. Brumback
    Director

/s/ Brian J. Jackman
-------------------------
    Brian J. Jackman
    Director

/s/ John Shackleton
-------------------------
    John Shackleton
    Director

                                 SPYGLASS, INC.
                                   SCHEDULE II

                        Valuation and Qualifying Accounts

                                  Balance at   Charged to    Charged                   Balance at
                                  beginning    costs and    to other         (1)         end of
Description                       of period    expenses      accounts     Deductions     period
-------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1999
Allowance for doubtful accounts   $ 429,000      301,000        --         236,000     $ 494,000

SEPTEMBER 30, 1998
Allowance for doubtful accounts   $ 350,000      309,068      13,000       243,068     $ 429,000

SEPTEMBER 30, 1997
Allowance for doubtful accounts   $ 470,000    1,029,051        --       1,149,051     $ 350,000

(1)- Bad debt write-offs

                                INDEX TO EXHIBITS


Exhibit No.    Description

3.1(1) Amended and Restated Certificate of Incorporation of the Registrant, as amended

3.2(2)         By-laws of the Registrant

4.1(2)         Specimen certificate for shares of Common Stock

10.1(2)        1991 Stock Option Plan *

10.2(11)       1995 Stock Incentive Plan, as amended *

10.3(2)        1995 Director Stock Option Plan *

10.4(2) Employment and Confidentiality Agreement between the Registrant and Douglas P. Colbeth, dated April 1, 1991 *

10.5(7) Senior Management Retention Agreement between the Registrant and Doug Colbeth, dated November 1, 1996 *

10.6(12) Senior Management Retention Agreement between the Registrant and Daryl Dahlberg, dated July 7, 1999 *

10.7(7) Senior Management Retention Agreement between the Registrant and Gary Vilchick, dated November 1, 1996 *

10.8(7) Senior Management Retention Agreement between the Registrant and Randall T. Littleson, dated November 1, 1996 *

10.9 Senior Management Retention Agreement between the Registrant and Martin J. Leamy, dated August 24, 1999 *

10.10 Employment and Confidentiality Agreement between the Registrant and Martin J. Leamy, dated August 24, 1999 *

10.11 Senior Management Retention Agreement between the Registrant and John S. Pigott, dated December 10, 1999 *

10.12(3)       Standard form of Employment and Confidentiality Agreement

10.13(2) OEM/Source License Agreement, dated December 12, 1994, between the Registrant and Microsoft Corporation

10.14(4), (5)  Amendment No. 1 to the OEM/Source License Agreement between the
               Registrant and Microsoft Corporation, dated September 26, 1995

10.15(4), (5)  Technology Cooperation Agreement, Including Amendment of
               OEM/Source License Agreement between the Registrant and Microsoft Corporation, dated December 6, 1995

10.16 (7), (5) Amendment No. 1, dated September 30, 1996, to the Technology
               Cooperation Agreement, Including Amendment ofEM/Source License Agreement between the Registrant and Microsoft Corporation, dated December 6, 1995

10.17(8) Amendment No. 2 to the Technology Cooperation Agreement, Including Amendment of OEM/Source License Agreement between the Registrant and Microsoft Corporation, dated January 21, 1997

10.18(3), (5)  RSA Data Security, Inc.-BSAFE/TIPEM OEM Master License Agreement,
               dated August 8, 1995

10.19(9) Office Lease Agreement between American National Bank and Trust Company of Chicago Trust No. 43194 and the Registrant, dated May 28, 1997

10.20(6)       Standard Form of Invention and Non-Disclosure Agreement

10.21(6)       Standard Form of Non-Disclosure Agreement

10.22(10), (5) Source Code License and Distribution Agreement between the
               Company and Motorola, Inc., dated as of June 25, 1998

10.23(13), (5) Amendment No. 1 to the Source Code License and Distribution
               Agreement between the Company and Motorola, Inc., dated as of June 25, 1998

10.24(13), (5) Common Stock and Warrant Purchase Agreement between the Company and General Instrument Corporation, dated October 19, 1998

10.25(13), (5) Digital Software Integration Center Sourcing Agreement between the Company and General Instrument Corporation, dated
               November 1, 1998

10.26(13), (5) Operating Agreement between the Company and General Instrument
               Corporation, dated October 19, 1998

10.27(11), (5) Assignment, Assumption and Amendment of Development and License
               Agreement between the Registrant and Microsoft Corporation, dated March 31, 1999

10.28(11), (5) Development and License Agreement between Navitel Communications,
               Inc. and Microsoft Corporation, dated November 23, 1998

10.29 + Amendment No. 1 to Digital Software Integration Center Sourcing Agreement between the Company and General Instrument Corporation, dated November 1, 1998

10.30 + Amendment No. 1 1999, to Common Stock and Warrant Purchase Agreement between the Company and General Instrument Corporation, dated October 19, 1998

10.31 Amendment No. 1, effective as of February 1, 2000, to Office Lease Agreement between American National Bank and Trust Company of Chicago Trust No. 43194 and the Registrant, dated May 28, 1997

13.1 Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1999 (only those portions specifically incorporated by reference herein are filed herewith)

21             Subsidiaries of the Registrant

23.1           Consent of Ernst & Young LLP

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

(11) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(12) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(13) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998

+ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

* Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.