Form 10-Q
period 1999-12-31
SPYGLASS INC
filed 2000-02-11
CIK 945256

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999
                               -----------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number    0-26074
                        ---------

                                 SPYGLASS, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                         37-1258139
---------------------------                                  -------------------
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

                -------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at February 8,  2000
---------------------------------------       ----------------------------------
Common Stock (par value $.01 per share)                     17,083,108

                                 SPYGLASS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Statements of Operations
                  Three Months Ended December 31, 1999 and 1998                                      3

                  Consolidated Balance Sheets
                  December 31, 1999 and September 30, 1999                                           4

                  Consolidated Statement of Changes in Stockholders' Equity
                  Three Months Ended December 31, 1999                                               5

                  Consolidated Statements of Cash Flows
                  Three Months Ended December 31, 1999 and 1998                                      6

                  Notes to the Consolidated Financial Statements                                     7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                10

Item 3.           Quantitative and Qualitative Disclosures about
                  Market Risk                                                                        15

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                  17

Item 6.           Exhibits and Reports on Form 8-K                                                   18

                  Signatures                                                                         19

                                 SPYGLASS, INC.
                      Consolidated Statements of Operations
                                   (unaudited)


                                           THREE MONTHS ENDED DECEMBER 31,
(In thousands, except per share amounts)        1999        1998
--------------------------------------------------------------------------------
Net revenues:
    Internet technology                        $  3,311    $  1,865
    Service                                       4,902       3,907
                                               --------    --------
       Total net revenues                         8,213       5,772

Cost of revenues:
    Internet technology                             279         311
    Service                                       3,318       1,898
                                               --------    --------
       Total cost of revenues                     3,597       2,209
                                               --------    --------

Gross profit                                      4,616       3,563

Operating expenses and other:
    Sales and marketing                           2,135       2,174
    Research and development                      1,582       1,821
    General and administrative                    2,095       1,578
    Restructuring charge                            859        --
                                               --------    --------
       Total operating expenses and other         6,671       5,573
                                               --------    --------

Loss from operations                             (2,055)     (2,010)

Gain on sale of Surfwatch subsidiary             27,380        --
Other income, net                                   528         317
                                               --------    --------

Income (loss) before income taxes                25,853      (1,693)

Income tax provision                              1,041        --
                                               --------    --------

Net Income (loss)                              $ 24,812    $ (1,693)
                                               ========    ========

Net income (loss) per common share - basic     $   1.49    $  (0.11)
Net income (loss) per common share - diluted   $   1.32    $  (0.11)

Weighted average number of common
    shares outstanding-basic                     16,598      15,714
                                               ========    ========
Weighted average number of common
    shares outstanding-diluted                   18,775      15,714
                                               ========    ========



         See accompanying Notes to the Consolidated Financial Statements

                                 SPYGLASS, INC.
                           Consolidated Balance Sheets


                                                                           (Unaudited)
                                                                    DECEMBER 31, SEPTEMBER 30,
(In thousands, except share amounts)                                   1999         1999
------------------------------------------------------------------------------------------------
                                             ASSETS
Current assets:
    Cash and cash equivalents                                         $ 33,960       $ 18,613
    Short-term investments                                              14,443         10,735
    Marketable securities - JSB                                         26,400           --
    Accounts receivable, net of allowance for
       doubtful accounts of $489 and $494, respectively                  6,055          8,731
    Unbilled accounts receivable                                         1,508            899
    Prepaid expenses and other current assets                            2,179          2,420
                                                                      --------       --------
       Total current assets                                             84,545         41,398

Properties and equipment, net                                            3,793          3,897
Investment in restricted securities - JSB                                4,000           --
Other assets                                                               329            478
                                                                      --------       --------
       TOTAL ASSETS                                                   $ 92,667       $ 45,773
                                                                      ========       ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $  2,059       $  2,396
    Royalties payable                                                      308            397
    Deferred revenues                                                      906          1,477
    Income taxes payable                                                   988           --
    Deferred income taxes                                                3,783           --
    Accrued compensation and related benefits                            1,302          1,680
    Accrued expenses and other liabilities                               1,248            249
                                                                      --------       --------
       Total current liabilities                                        10,594          6,199

Long-term deferred revenues                                                110            326
                                                                      --------       --------
       Total liabilities                                                10,704          6,525
                                                                      --------       --------
Stockholders' equity:
    Preferred stock, $.01 par value, 2,000,000 shares authorized,
       none issued                                                        --             --
    Common stock, $.01 par value, 50,000,000 shares authorized,
       17,005,280 and 16,581,731 shares issued and 16,995,566
       and 16,504,517 shares outstanding, respectively                     169            165
    Additional paid-in capital                                          66,146         62,221
    Retained earnings (deficit)                                          2,618        (22,194)
    Accumulated Other Comprehensive Income                              14,617           --
    Treasury stock at cost, 9,714 and 77,214 shares, respectively          (55)           (56)
    Unamortized value of restricted stock issued                        (1,532)          (888)
                                                                      --------       --------
       Total stockholders' equity                                       81,963         39,248
                                                                      --------       --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 92,667       $ 45,773
                                                                      ========       ========


See accompanying Notes to the Consolidated Financial Statements

                                 SPYGLASS, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)


                                                                                            TREASURY       UNREALIZED  UNAMORTIZED
                                                 COMMON STOCK     ADDITIONAL  RETAINED     COMMON STOCK     GAIN ON     VALUE OF
                                              ------------------   PAID-IN    EARNINGS   ----------------    EQUITY     RESTRICTED
(In thousands, except share amounts)           SHARES     AMOUNT   CAPITAL    (DEFICIT)   SHARES   AMOUNT  SECURITIES  STOCK ISSUED
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999                 16,581,731  $ 165    $ 62,221   $(22,194)   77,214   $ (56)   $      0   $   (888)

   Exercise of stock options                     413,049      4      3,085
   Issuance of restricted stock                   10,500               840               (67,500)      1                   (841)
   Amortization of deferred compensation
    relating to issuance of restricted stock                                                                                197
   Unrealized gain on equity securities                                                                       14,617
   Net Income                                                                   24,812

                                              ----------  -----    --------   --------   -------   -----    --------   --------
BALANCE AT DECEMBER 31, 1999                  17,005,280  $ 169    $ 66,146   $  2,618     9,714   $ (55)   $ 14,617   $ (1,532)
                                              ==========  =====    ========   ========   =======   =====    ========   ========


         See accompanying Notes to the Consolidated Financial Statements

                                 SPYGLASS, INC.
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED DECEMBER 31,
(In thousands)                                                     1999        1998
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $ 24,812    $ (1,693)
   Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
     Gain on sale of Surfwatch subsidiary                       (27,380)       --
     Depreciation                                                   468         507
     Amortization                                                    67         211
       Loss on disposal of fixed assets                               5          30
     Amortization of deferred compensation related
        to issuance of restricted stock                             197          32
     Bad debt provision                                             197         175
   Changes in operating assets and liabilities:
     Accounts and long-term receivables                           1,194        (457)
     Unbilled accounts receivable                                  (609)        (43)
     Prepaid expenses, other current assets and other assets        248        (232)
     Accounts payable                                              (235)         96
     Royalties payable                                              (89)       (129)
     Deferred revenues                                             (212)        291
     Current tax liability                                          988        --
     Accrued compensation and related benefits                     (193)       (456)
     Accrued expenses and other liabilities                          57         (32)
                                                               --------    --------
     Net cash used in operating activities                         (485)     (1,700)
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Cash received from sale of Surfwatch subsidiary               17,000        --
   Short-term investments, net activity                          (3,708)       --
   Net proceeds from sale of fixed assets                             5        --
   Capital expenditures                                            (554)        (82)
                                                               --------    --------

     Net cash used in investing activities                       12,743         (82)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from exercise of stock options                        3,089       1,604
   Sale of common stock to General Instrument                      --         7,392
                                                               --------    --------
     Net cash provided by financing activities                    3,089       8,996
                                                               --------    --------

Net increase in cash and cash equivalents                        15,347       7,214

Cash and cash equivalents at beginning of period                 18,613      22,706
                                                               --------    --------

Cash and cash equivalents at end of period                     $ 33,960    $ 29,920
                                                               ========    ========



         See accompanying Notes to the Consolidated Financial Statements

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1999

NOTE 1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles, although certain information and footnote disclosures normally included in the Company's audited annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. It is suggested that these interim financial statements be read in conjunction with the audited financial statements for the fiscal years ended September 30, 1999, 1998 and 1997 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year.


NOTE 2. PER SHARE INFORMATION

Earnings per share-basic was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share-diluted was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all common shares that would have been outstanding if potentially dilutive common shares had been issued.

The table below reconciles the number of shares utilized in the earnings per share calculations for the three months ended December 31, 1999, and 1998, respectively.


                                                                       For the Three Months Ended
                                                                            December 31,
                                                                           1999     1998
(In thousands)                                                         --------------------------
Weighted average number of common shares outstanding - basic               16,598   15,714
Effect of dilutive securities, stock warrants                                 250     --
                                                                           ------   ------
Effect of dilutive securities, stock options                                1,927     --
                                                                           ------   ------
Weighted average number of common shares outstanding - diluted             18,775   15,714
                                                                           ======   ======

NOTE 3. COMPREHENSIVE INCOME (LOSS)

During the three months ended December 31, 1999, total comprehensive income, net of taxes, amounted to $39,429,000 compared to a comprehensive loss of $1,693,000 for the same period in 1998. The components of comprehensive income (loss) for the three-month period ended December 31, 1999 and 1998 are as follows:


                                             Three months ended
                                               December 31,
                                             ------------------
(In thousands)                                 1999      1998
                                             -------   --------
Net income (loss)                            $24,812   $(1,693)
Unrealized gains on securities, net of tax    14,617      --
                                             -------   --------

Comprehensive income (loss)                  $39,429   $(1,693)
                                             =======   =======


Accumulated other comprehensive income at December 31, 1999 and September 30, 1999, which consisted of unrealized gain on securities, were $14,617 and $0, respectively.

NOTE 4. DEFERRED COMPENSATION PLAN

Effective November 1, 1999 the Company instituted a nonqualified, unfunded deferred compensation plan which permits officers and highly compensated employees to elect to defer receipt of up to 75% of their annual salary and up to 100% of their bonus and/or commission. Effective January 1, 2000, the Company began to provide a matching contribution of $.50 for each dollar deferred up to an annual per participant maximum of $10,000. Participants are 100% vested in their deferral account and vest in the Company's matching account based on the number of years in which they have participated in the plan. Acceleration to 100% of the Company's matching account may occur under certain circumstances such as retirement, disability, death, or a change in control, as defined in the plan. Gains or losses are posted to a participant's account in accordance with their selection in certain measurement funds specified in the plan.

The accompanying consolidated balance sheet for December 31, 1999 includes the deferred compensation liability, including investment earnings thereon, that are owed to the participants. The accompanying consolidated balance sheet for December 31, 1999 also include investments held in a newly established deferred compensation trust. The Company believes that its funding of this trust is adequate to provide, on a present value basis, for its respective future liabilities created with respect to the combined projected deferral amounts through December 31, 2000. These investments remain assets of the Company and are available to general creditors of the Company in the event of the Company's insolvency.

NOTE 5. TRANSACTION WITH JSB SOFTWARE TECHNOLOGIES

On September 20, 1999 the Company signed a definitive agreement to sell Surfwatch Software Inc. ("SurfWatch"), a subsidiary of the Company, to JSB Software Technologies, plc ("JSB"). This transaction was completed on November 4, 1999 at which time Spyglass received consideration of $17 million cash and 800,000 shares of JSB (EASDAQ: JSBS) valued at $12 million on the date of the transaction. This transaction resulted in a pre-tax gain of $27.4 million. Additionally, as a result of this transaction, $25.4 million of the Company's net operating loss carryforwards was utilized to offset most of the related tax liability.

NOTE 6. RESTRUCTURING CHARGE

In the first quarter of fiscal 2000 the Company recorded a non-recurring restructuring charge consisting primarily of severance and related personnel costs associated with the organizational realignment of the Company's professional services group. This realignment was completed in November 1999 and resulted in a restructuring charge of $859,000. Approximately $254,000 of this restructuring charge was included in accrued expenses and other liabilities at December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Spyglass, Inc. ("Spyglass" or the "Company") was organized as an Illinois corporation in February 1990 and reincorporated in Delaware in May 1995. Spyglass entered the Internet market during fiscal 1994 and, from fiscal 1994 through fiscal 1996, focused its efforts on developing, marketing and distributing Internet client and server technologies for incorporation into a variety of Internet-based products and services. Since fiscal 1997, the Company has been focusing on the development, marketing and distribution of its technologies and services to the information appliance market, and, beginning May 1999, increased its focus on the interactive television ("ITV") and mobile data ("MD") markets.

         Spyglass provides its customers with strategic Internet consulting, software and professional services that enable them to rapidly develop and deploy cost-effective Internet-enabled information appliances and Internet-based services. Spyglass Professional Services include custom engineering for defining, developing and delivering complete, end-to-end project solutions. Spyglass solutions help customers Internet-enable a variety of devices as well as deliver HTML-based applications to information appliances such as television set-top boxes, televisions, gaming devices, Internet screen phones, wireless phones, navigation devices, office equipment, medical devices and industrial controls.

         The Company licenses technology from a number of third-party vendors for incorporation into the Company's products and pays license fees and/or royalties for such use. These fees are reflected in cost of Internet technology revenues.

         On September 20, 1999 the Company signed a definitive agreement to sell SurfWatch Software Inc. ("SurfWatch") to JSB Software Technologies, plc ("JSB"). The transaction was completed on November 4, 1999, and was effected through the sale of all the issued and outstanding capital stock of SurfWatch for consideration of $17 million cash and $12 million in JSB equity securities. This transaction resulted in a pre-tax gain of $27.4 million. Spyglass will continue to sell SurfWatch products in the ITV market under a reseller agreement with JSB but will no longer market those products to other content filtering markets including education, corporate and home markets. Spyglass has also retained ownership of a patent received from the U.S. Patent Office for its core filtering technology and processes and has licensed the patent to JSB.

         In the first quarter of fiscal 2000 the Company recorded a non-recurring restructuring charge consisting primarily of severance and related personnel costs associated with the organizational realignment of the Company's professional services group. This realignment was completed in November 1999 and resulted in a restructuring charge of $859,000. Approximately $254,000 of this restructuring charge was included in accrued expenses and other liabilities at December 31, 1999.

         Management believes that its results of operations, without giving effect to these one-time events, present a more accurate presentation of the Company's ongoing business. Accordingly, the following analyses for the quarter ended December 31, 1999, including amounts and percentages, exclude the $27,380,000 gain from the sale of SurfWatch and the related state and alternative minimum tax provisions of $988,000, as well as the $859,000 restructuring charge.



RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1999 COMPARED WITH QUARTER ENDED DECEMBER 31, 1998

         Internet technology revenues for the quarter ended December 31, 1999 increased $1,446,000 or 78%, to $3,311,000 from $1,865,000 for the quarter ended December 31, 1998. This increase was due to an increase in the number and dollar value of licensing contracts signed during the quarter. In addition, Internet technology revenues for the quarter ended December 31, 1998 were negatively impacted by some licensing and distribution agreements with device manufacturers that did not close as expected before quarter-end. Management expects fiscal 2000 Internet technology revenues to exceed fiscal 1999 Internet technology revenues excluding SurfWatch revenues, but also expects that the Company will continue to experience quarter to quarter variances due its reliance on the execution of a relatively limited number of large licensing agreements, and the associated uncertainty of the sales cycle related to those transactions. As a result, if one or more of these significant license agreements do not close within any quarter, the Company's revenue and earnings for that quarter would be adversely affected.

         Service revenues for the quarter ended December 31, 1999, which include both professional services revenues and revenues from customer support agreements, increased $995,000 or 25%, to $4,902,000 from $3,907,000 for the quarter ended December 31, 1998. This increase was primarily due to revenues generated in the quarter ended December 31, 1999 from the Company's fully operational Solution Center in Lexington, Massachusetts, which services Motorola (formerly General Instrument) with dedicated resources in a new state-of the-art facility. This Solution Center was established in the first quarter of the prior fiscal year and, as such, generated little revenue during that period. The Company expects quarterly professional service revenues to increase in absolute dollars, and as a percentage of total net revenues, during the remainder of fiscal 2000 when compared to corresponding periods in the prior fiscal year.

         Gross profit as a percentage of total net revenues was 56% for the quarter ended December 31, 1999 compared to 62% for the quarter ended December 31, 1998. This decline was a result of a reduction in service revenue gross margin from 51% to 32% in the quarters ended December 31, 1998 and 1999, respectively, only partially offset by an increase in technology revenue gross margin from 83% to 92% in the same quarters. The majority of the decline in service revenue gross margin was associated with a change in the staffing of the Spyglass Professional Services organization. Beginning with fiscal 2000, there is a dedicated professional service group, and all costs associated with that group are reflected in cost of services revenue. In the prior fiscal year, exclusive of Solution Centers employees, all engineers were treated as research and development staff, and only the cost of their time spent on customer engagements was reclassified to cost of services revenue. As a result, time spent on activities such as training, meetings and other administrative functions remained in research and development. Technology revenue gross margin increased primarily due to a reduction in royalty costs associated with third-party software.

         Gross profit, as a percentage of total net revenues, is expected to be lower for the remainder of fiscal 2000 than in fiscal 1999 as service revenues, which typically have lower gross margins than technology revenues, will continue to grow as a percentage of total revenues. This trend, however, could fluctuate from quarter to quarter as the quantity and value of signed technology license agreements may vary.

         Sales and marketing expenses for the quarters ended December 31, 1999 and December 31, 1998 were virtually the same in absolute dollars, but decreased as a percentage of total net revenues to 26% from 38%. An increase in sales commissions due to higher revenues and increased recruiting expenses were offset by decreases in marketing program related expenses due in part to the divestiture of SurfWatch. Sales and marketing expenses for the remainder of fiscal 2000 are expected to increase slightly with the hiring of new sales personnel and with the launching of new advertising and public relations campaigns related to the increased focus of the Company on the ITV and MD markets.

         Research and development expenses for the quarter ended December 31, 1999, decreased $239,000 or 13%, to $1,582,000 from $1,821,000 for the quarter ended December 31, 1998, and decreased as a percentage of total net revenues to 19% from 32%. Most of this decrease was related to shifting of costs related to the creation of a dedicated professional services staff in fiscal 2000, as discussed above. The Company anticipates that its direct investment in research and development will decrease in absolute dollars and as a percentage of revenue during the remainder of fiscal 2000 as compared to the quarter ended December 31, 1999. This decrease is primarily a result of reduced engineering staff coinciding with the sale of SurfWatch and the shifting of costs mentioned above. The Company believes that the planned level of investment, when combined with its retained ownership of the engineering developments of its professional service engineers, will provide sufficient funding of its research and development activities for the remainder of fiscal 2000.

         General and administrative expenses for the quarter ended December 31, 1999 increased $517,000, or 33%, to $2,095,000 from $1,578,000 for the quarter ended December 31, 1998 but remained virtually the same as a percentage of total net revenues. The increase in absolute dollars is primarily due to an increase in outside consultant expenses of $422,000 due to patent litigation and accounting services and consulting, and an increase in facility related costs of $48,000, due in part to new facilities in Lexington and Menlo Park. The Company expects general and administrative expenses to decline for the remaining quarters in fiscal 2000, as compared to the quarter ended December 31, 1999, in part due to the sale of SurfWatch.

         The Company recorded an income tax provision of $53,000 related to an increase in the valuation allowance that resulted from foreign tax withholdings for the quarter ended December 31, 1999. No income tax benefit for the quarter ended December 31, 1998 was recorded. The Company believes that it is appropriate to defer recognition of potential tax benefits until such time when its return to profitability can provide assurance that these tax benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, the Company had no debt and had cash, cash equivalents and short-term investments of $48,400,000 and working capital of $73,900,000. The Company's operating activities used cash of $485,000 and $1,700,000 for the three months ended December 31, 1999 and December 31, 1998, respectively.

         In November 1999, the Company received $17,000,000 in cash and equity securities of JSB valued at $12,000,000 on the date of the transaction, for the purchase by JSB of all the issued and outstanding capital stock of SurfWatch.

         The Company's accounts receivable and unbilled accounts receivable balance decreased to $7,563,000 at December 31, 1999 from $9,630,000 at September 30, 1999. This decrease was primarily due to lower revenues in the quarter ended December 31, 1999 as compared to the quarter ended September 30, 1999, as well as the transfer to JSB of SurfWatch receivables due to the sale of that subsidiary.

         The Company's capital expenditures totaled $554,000 and $82,000 for the three months ended December 31, 1999 and 1998, respectively. The increase was due primarily to expenditures relating to the two Solution Centers which have required the purchases of computer hardware, office furniture and leasehold improvements associated with office expansions. In addition, there were expenditures on computer equipment at the Company's other locations. The Company does not currently have any material capital expenditure commitments for the remainder of fiscal 2000.

         The Company believes that its current cash and cash equivalents, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through at least the twelve-month period ending December 31, 2000.

FUTURE OPERATING RESULTS

         This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Any statements contained herein (including without limitation statements to the effect that the Company or its management "believes", "expects", "anticipates", "plans" and similar expressions) that relate to future events or conditions should be considered forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below.

         During fiscal 1997, the Company announced a new strategic focus on the information appliance market. The Company has been focused on the development, marketing and distribution of its technologies and services to the broader information appliance market, and since May 1999, has increased its focus on the ITV and MD markets. Because this is a relatively new and undeveloped market, there can be no assurance as to the extent of the demand for the Company's products and services or the extent to which the Company will be successful in penetrating this market.

         The Company derived approximately 63% of its revenues for the quarter ended December 31, 1999 from four customers. As the Internet information appliance market develops, the Company expects to continue to derive a significant portion of its revenues from a relatively limited number of customers. Although the Company expects that its reliance on any particular customer will decline as the information appliance market develops and its customer base expands, the failure of the Company to enter into a sufficient number of licensing agreements or sustain revenues from major customers during a particular period could have a material adverse effect on the Company's future operating results.

         The Company's future results of operations will also be largely dependent upon a number of factors relating to the further development and acceptance of the Internet as a commercial market. In particular, commercial use of the Internet continues to be constrained by the need for reliable processes such as security measures for electronic commerce as well as the need for regularly available customer support. In addition, the market for Internet software products is characterized by rapidly changing technology, evolving industry standards and customer demands, and frequent product introductions and enhancements, which make it difficult to predict whether the initial commercial acceptance of the Company's solutions can be sustained over a period of time.

         The market for Internet technologies and services is extremely competitive, and competition is likely to increase in the future. The Company currently faces competition from other information appliance technology vendors and service providers such as BSQUARE, Liberate Technologies, Microsoft, OpenTV, Oracle, Phone.com, Sun Microsystems, on-line service companies, Internet access providers and networking software companies. Additionally, the Company considers a significant source of competition for its Internet solutions to be the prospect company's internal resources.

         The Company has provided its solutions to content providers, service operators and device manufacturers within the cable and satellite television, wireless, telecommunications, office equipment, automotive and industrial control markets who then deploy products and/or services within these markets. The success of the Company is therefore dependent in large part on the performance of its customers and the market acceptance of its customers' products and services, which is outside of the Company's control.

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

         The Company's quarterly operating results have varied and they may continue to vary significantly depending on factors such as the timing of significant license or service agreements, the terms of the Company's licensing and service arrangements with its customers and the timing of new product introductions and upgrades by the Company and its competitors. The Company typically structures its license agreements with customers to require commitments for a minimum number of licenses, and license revenues are recognized as the committed licenses are purchased. Additional revenues from a customer typically will not be earned unless and until the initial committed levels are exceeded. The Company's revenues in any quarter will depend in significant part on its ability to license technologies to new customers and provide services to new or existing customers in that quarter. The Company typically structures its professional service agreements with customers to recognize revenue based on the percentage of completion method of accounting. The Company's expense levels are based in part on expectations of future revenue levels and are difficult to adjust in the short term. Any shortfall in expected revenue could therefore have a disproportionate adverse effect on the Company's operating results in any given period.

IMPACT OF YEAR 2000

         The Company has not experienced any material problems with its computer systems relating to distinguishing twenty-first century dates from twentieth century dates, which are generally referred to as year 2000 problems. The Company is also not aware of any material year 2000 problems with our vendors, business service providers, customers or distribution partners. Accordingly, the Company does not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any year 2000 problems.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company exports products to diverse geographic areas. Substantially all foreign sales, however, are transacted in U.S. dollars and therefore the Company is not exposed to significant foreign currency market risk. Additionally, except as noted below, the Company does not believe it has any material market risk exposures with regard to foreign derivatives or other financial instruments.

         As a result of the sale of SurfWatch to JSB Technologies, plc (JSB) on November 4,1999, Spyglass received 800,000 shares of JSB common stock (EASDAQ:JSBS) which on the date of the transaction were valued at $12,000,000. As of December 31, 1999, the market value of these shares has increased to approximately $39,600,000. Due to restrictions on the sale of these shares, Spyglass has reflected a partial increase in the value of its investment in these securities to $30,400,000 with the unrealized gain, net of tax, reflected in the Shareholders' Equity section of the Consolidated Balance Sheet. Spyglass' investment in these securities is subject to volatility in economic and market conditions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On January 28, 1999, the Company and certain of its officers and directors were named as defendants in a purported class action lawsuit filed in the United States District Court for the Northern District of Illinois (Eastern Division). Thereafter, eleven substantially similar actions were filed in the same Court. All complaints principally claimed that the defendants violated federal securities laws allegedly by making false and misleading statements and by failing to disclose material information concerning the Company's financial performance during the purported class period of October 21, 1998 through January 4, 1999. The complaints further alleged that certain officers and/or directors of the Company sold stock in the open market during the class period and sought unspecified damages. On April 20, 1999 the Court granted the plaintiff's motion to consolidate the lawsuits into a single complaint, which plaintiffs filed on May 7, 1999. On May 21, 1999, the defendants filed a motion to dismiss the consolidated amended complaint as against all defendants, which the plaintiffs opposed on June 10, 1999. On July 20, 1999 the Court denied the defendants' motion to dismiss and ordered the case to proceed to discovery. On August 4, 1999, defendants filed their answer to the consolidated amended complaint, denying all liability. Thereafter, although the Company and all of the individual defendants continued to deny any wrongdoing, an agreement to settle the matter was reached and preliminarily approved by the Court on December 23, 1999. The entire settlement amount of $1.55 Million was paid into escrow by the Company's Directors and Officers Liability Insurer. The settlement will become effective upon receiving final Court approval and provides that all claims against the Company and the individual defendants will be dismissed at that time. The Court has scheduled a final approval hearing for March 24, 2000.

         On June 25, 1999, Spyglass, Inc. filed a complaint with the U.S. District Court for the Northern District of California. The Complaint alleges that N2H2 Incorporated ("N2H2"), of Seattle, Washington, has infringed Spyglass' U.S. Patent No. 5,884,033 for an Internet filtering system. The complaint asks the Court both to enjoin further infringement by N2H2 and to award monetary damages. On August 2, 1999 N2H2 filed its answer, alleging that the patent-in-suit was invalid, unenforceable, and did not infringe and seeking an award of attorneys' fees for Spyglass' filing of the complaint. On January 18, 2000, Spyglass and N2H2 entered into a settlement agreement. Under the terms of the settlement agreement, Spyglass has granted N2H2 a non-exclusive license under the patent-in-suit in exchange for an undisclosed amount of money. As a result of the settlement, the lawsuit was dismissed by Court on January 26, 2000.

         On December 29, 1999, Spyglass, Inc. received formal notice of an alleged breach by Spyglass of its obligations under its Professional Services Agreement with New GMS, Inc. dated November 13, 1998. This notice requested Spyglass to cure the purported breach on or prior to January 31, 2000. On January 10, 2000 Spyglass responded to the notice by indicating that it had not breached the agreement and that it would continue to perform its obligations under the agreement. On February 3, 2000, New GMS, Inc. informed Spyglass that the contract was terminated as of January 31, 2000 due to Spyglass' failure to cure its purported breach. New

GMS, Inc. also indicated a desire to resolve the matter informally. Spyglass responded on February 7, 2000 indicating that it was not in breach of its agreement with New GMS, Inc. but was willing to discuss an amicable resolution.


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


                                              Spyglass, Inc.
                                              Registrant





Date:   February 11, 2000                     /s/  Gary Vilchick
                                              ----------------------------------
                                              Gary Vilchick
                                              Executive Vice President, Finance,
                                              Administration and Operations and
                                              Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit No.     Description
-----------     -----------

2.1 Stock Purchase Agreement By and Among JSB Software Technologies plc, Spyglass, Inc. and SurfWatch Software, Inc.

10.32           Spyglass, Inc. Deferred Compensation Plan*

27              Financial Data Schedule


* Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10Q.