Form 10-Q
period 2000-03-31
SPYGLASS INC
filed 2000-05-15
CIK 945256

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                   Outstanding at May 8, 2000
---------------------------------------             --------------------------
Common Stock (par value $.01 per share)                    17,402,567

                                 SPYGLASS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                     Page No.
PART I.           FINANCIAL INFORMATION


Item 1.           Consolidated Statements of Operations
                  Three Months Ended March 31, 2000 and 1999
                  Six Months Ended March 31, 2000 and 1999                               3

                  Consolidated Balance Sheets
                  March 31, 2000 and September 30, 1999                                  4

                  Consolidated Statement of Changes in Stockholders' Equity
                  Six Months Ended March 31, 2000                                        5

                  Consolidated Statements of Cash Flows
                  Six Months Ended March 31, 2000 and 1999                               6

                  Notes to the Consolidated Financial Statements                         7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    10

Item 3.           Quantitative and Qualitative Disclosures about
                  Market Risk                                                            21

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                      22

Item 4.           Submission of Matters to a Vote of Security Holders                    23

Item 6.           Exhibits and Reports on Form 8-K                                       24

                  Signatures                                                             25

                                 SPYGLASS, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                THREE MONTHS ENDED MARCH 31,     SIX MONTHS ENDED MARCH 31,
(In thousands, except per share amounts)            2000            1999            2000            1999
                                                 ----------      ----------      ----------      ----------
Net revenues:
    Internet technology                          $    3,326      $    4,252      $    6,637      $    6,117
    Service                                           5,754           3,167          10,656           7,074
                                                 ----------      ----------      ----------      ----------
      Total net revenues                              9,080           7,419          17,293          13,191

Cost of revenues:
    Internet technology                                 135             460             414             771
    Service                                           3,799           1,979           7,117           3,877
                                                 ----------      ----------      ----------      ----------
      Total cost of revenues                          3,934           2,439           7,531           4,648
                                                 ----------      ----------      ----------      ----------

Gross profit                                          5,146           4,980           9,762           8,543

Operating expenses and other:
    Sales and marketing                               2,143           2,131           4,278           4,305
    Research and development                          1,290           1,824           2,872           3,645
    General and administrative                        1,681           1,285           3,776           2,863
    Restructuring & other one-time charges              300            --             1,159              --
                                                 ----------      ----------      ----------      ----------
      Total operating expenses and other              5,414           5,240          12,085          10,813
                                                 ----------      ----------      ----------      ----------

Loss from operations                                   (268)           (260)         (2,323)         (2,270)

Gain on sale of Surfwatch                                --              --          27,380              --
Gain on sale of JSB marketable securities            26,784              --          26,784              --
Other income, net                                       908             369           1,436             686
                                                 ----------      ----------      ----------      ----------

Income (loss) before income taxes                    27,424             109          53,277          (1,584)

Income tax provision                                 12,811              --          13,852              --
                                                 ----------      ----------      ----------      ----------


Net Income (loss)                                $   14,613      $      109      $   39,425      $   (1,584)
                                                 ==========      ==========      ==========      ==========

Net income (loss) per common share - basic       $     0.86      $     0.01      $     2.35      $    (0.10)
Net income (loss) per common share - diluted     $     0.74      $     0.01      $     2.05      $    (0.10)

Weighted average number of common
    shares outstanding - basic                       16,921          16,049          16,759          15,830
                                                 ==========      ==========      ==========      ==========
Weighted average number of common
    shares outstanding - diluted                     19,818          17,403          19,245          15,830
                                                 ==========      ==========      ==========      ==========


See accompanying Notes to the Consolidated Financial Statements

                                 SPYGLASS, INC.
                           Consolidated Balance Sheets

                                                                     (Unaudited)
                                                                      MARCH 31,    SEPTEMBER 30,
(In thousands, except share amounts)                                     2000           1999
                                                                      ---------      ---------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                         $  65,224      $  18,613
    Short-term investments                                               16,645         10,735
    Marketable securities - JSB                                          25,067             --
    Accounts receivable, net of allowance for
       doubtful accounts of $489 and $494, respectively                   5,107          8,731
    Unbilled accounts receivable                                          1,779            899
    Prepaid expenses and other current assets                             2,300          2,420
                                                                      ---------      ---------
       Total current assets                                             116,122         41,398
Properties and equipment, net                                             4,404          3,897
Investment in restricted securities - JSB                                 4,000             --
Other assets                                                                447            478
                                                                      ---------      ---------
       TOTAL ASSETS                                                   $ 124,973      $  45,773
                                                                      =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $   2,663      $   2,396
    Royalties payable                                                       299            397
    Deferred revenues                                                     1,664          1,477
    Income taxes payable                                                    114             --
    Deferred income taxes                                                 8,216             --
    Accrued compensation and related benefits                             1,773          1,680
    Accrued expenses and other liabilities                                1,016            249
                                                                      ---------      ---------
       Total current liabilities                                         15,745          6,199
Long-term deferred revenues                                                 110            326
                                                                      ---------      ---------
       Total liabilities                                                 15,855          6,525
                                                                      ---------      ---------

Stockholders' equity:
    Preferred stock, $.01 par value, 2,000,000 shares authorized,
       none issued                                                           --             --
    Common stock, $.01 par value, 50,000,000 shares authorized,
       17,215,171 and 16,581,731 shares issued and 17,205,273
       and 16,504,517 shares outstanding, respectively                      171            165
    Additional paid-in capital                                           80,246         62,221
    Retained earnings (deficit)                                          17,231        (22,194)
    Accumulated other comprehensive income                               12,851             --
    Treasury stock at cost, 9,898 and 77,214 shares, respectively           (55)           (56)
    Unamortized value of restricted stock issued                         (1,326)          (888)
                                                                      ---------      ---------
       Total stockholders' equity                                       109,118         39,248
                                                                      ---------      ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 124,973      $  45,773
                                                                      =========      =========

See accompanying Notes to the Consolidated Financial Statements

                                 SPYGLASS, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                                RETAINED
                                                         COMMON STOCK           ADDITIONAL      EARNINGS/
                                                  -------------------------      PAID-IN      (ACCUMULATED
(In thousands, except share amounts)                SHARES         AMOUNT        CAPITAL        DEFICIT)
                                                  ----------     ----------     ----------     ----------
BALANCE AT SEPTEMBER 30, 1999                     16,581,731     $      165     $   62,221     $  (22,194)

   Exercise of stock options                         622,940              6          4,500
   Issuance of restricted stock                       10,500             --            840
   Amortization of deferred compensation
    relating to issuance of restricted stock
   Unrealized gain on equity securities
   Tax benefit from exercise of stock options                                       12,685
   Purchase of treasury stock                                                           --
   Net Income                                                                                      39,425
                                                  ----------     ----------     ----------     ----------
BALANCE AT MARCH 31, 2000                         17,215,171     $      171     $   80,246     $   17,231
                                                  ==========     ==========     ==========     ==========

                                                          TREASURY               ACCUMULATED    UNAMORTIZED
                                                         COMMON STOCK               OTHER         VALUE OF
                                                   -------------------------    COMPREHENSIVE    RESTRICTED
(In thousands, except share amounts)                 SHARES         AMOUNT         INCOME       STOCK ISSUED
                                                   ----------     ----------    -------------   ------------
BALANCE AT SEPTEMBER 30, 1999                          77,214     $      (56)     $       --     $     (888)

   Exercise of stock options
   Issuance of restricted stock                       (67,500)             1                           (841)
   Amortization of deferred compensation
    relating to issuance of restricted stock                                                            403
   Unrealized gain on equity securities                                               12,851
   Tax benefit from exercise of stock options
   Purchase of treasury stock                             184             --
   Net Income
                                                   ----------     ----------      ----------     ----------
BALANCE AT MARCH 31, 2000                               9,898     $      (55)     $   12,851     $   (1,326)
                                                   ==========     ==========      ==========     ==========


See accompanying Notes to the Consolidated Financial Statements

                                 SPYGLASS, INC.
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED MARCH 31,
(In thousands)                                                       2000            1999
                                                                  ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                              $   39,425      $   (1,584)
   Adjustments to reconcile net income (loss) to net
          cash provided by (used in) operating activities:
      Depreciation                                                       920             993
      Amortization                                                       164             296
      Gain on sale of Surfwatch subsidiary                           (27,380)             --
      Gain on sale of marketable securities - JSB                    (26,784)             --
      Tax benefit from exercise of stock options                      12,685
      Loss on disposal of fixed assets                                     5              12
      Amortization of deferred compensation related
        to issuance of restricted stock                                  403              82
      Bad debt provision                                                 197             182
   Changes in operating assets and liabilities:
      Accounts and long-term receivables                               2,142          (2,574)
      Unbilled accounts receivable                                      (880)           (293)
      Prepaid expenses, other current assets and other assets            (88)           (664)
      Accounts payable                                                   369            (339)
      Royalties payable                                                  (98)             36
      Deferred revenues                                                  546           1,043
      Accrued compensation and related benefits                          278            (194)
      Income taxes payable                                               114              --
      Accrued expenses and other liabilities                            (175)           (115)
                                                                  ----------      ----------
      Net cash provided by (used in) operating activities              1,843          (3,119)
                                                                  ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of marketable securities - JSB                  30,784              --
   Proceeds from sale of Surfwatch subsidiary                         17,000              --
   Short-term investments, net activity                               (5,910)             --
   Net proceeds from sale of fixed assets                                  5               9
   Capital expenditures                                               (1,617)           (401)
                                                                  ----------      ----------
      Net cash provided by (used in) investing activities             40,262            (392)
                                                                  ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Sale of common stock to General Instrument                             --           7,392
   Proceeds from exercise of stock options                             4,506           2,201
                                                                  ----------      ----------
      Net cash provided by financing activities                        4,506           9,593
                                                                  ----------      ----------

Net increase in cash and cash equivalents                             46,611           6,082

Cash and cash equivalents at beginning of period                      18,613          22,706
                                                                  ----------      ----------

Cash and cash equivalents at end of period                        $   65,224      $   28,788
                                                                  ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Income taxes paid                                              $    1,000      $       --

See accompanying Notes to the Consolidated Financial Statements

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000

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

The results of operations for the three months and six months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

The table below reconciles the number of shares utilized in the earnings per share calculations for the three and six months ended March 31, 2000, and 1999, respectively.

                                                 For the Three Months Ended     For the Six Months Ended
                                                         March 31,                      March 31,
(In thousands)                                       2000           1999           2000           1999
                                                  ----------     ----------     ----------     ----------
Weighted average number of common shares
outstanding - basic                                   16,921         16,049         16,759         15,830
Effect of dilutive securities, stock warrants            539             --            395             --
Effect of dilutive securities, stock options           2,358          1,354          2,091             --
                                                  ----------     ----------     ----------     ----------
Weighted average number of common shares
outstanding - diluted                                 19,818         17,403         19,245         15,830
                                                  ==========     ==========     ==========     ==========

NOTE 3. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income, net of taxes, for the three and six month periods ended March 31, 2000, totaled $27,464,000 and $52,276,000, respectively, compared to a comprehensive income of $109,000 and a comprehensive loss of $1,584,000 in the corresponding prior periods, respectively. The components of comprehensive income (loss) for the three and six months ended March 31, 2000 and 1999 are as follows:

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
(In thousands)                                         MARCH 31,                     MARCH 31,
                                                  2000           1999           2000           1999
                                               ----------     ----------     ----------     ----------
Net income (loss)                              $   14,613     $      109     $   39,425     $   (1,584)
Unrealized gains on securities, net of tax         12,851             --         12,851             --
                                               ----------     ----------     ----------     ----------
Comprehensive income (loss)                    $   27,464     $      109     $   52,276     $   (1,584)
                                               ==========     ==========     ==========     ==========

Accumulated other comprehensive income at March 31, 2000 and September 30, 1999, which consisted of unrealized gain on securities, were $12,851,000 and $0, respectively.

NOTE 4. DEFERRED COMPENSATION PLAN

Effective November 1, 1999 the Company instituted a nonqualified, unfunded deferred compensation plan which permits officers and highly compensated employees to elect to defer receipt of up to 75% of their annual salary and up to 100% of their bonus and/or commission. Effective January 1, 2000, the Company began to provide a matching contribution of $.50 for each dollar deferred up to an annual per participant maximum of $10,000. Participants are 100% vested in their deferral account and vest in the Company's matching account based on the number of years in which they have participated in the plan. Acceleration to 100% of the Company's matching account may occur under certain circumstances such as retirement, disability, death, or a change in control, as defined in the plan. Gains or losses are posted to a participant's account in accordance with their selection of certain measurement funds specified in the plan.

The accompanying consolidated balance sheet for March 31, 2000 includes the deferred compensation and Company's matching liability, including investment earnings thereon, that are owed to the participants. The accompanying consolidated balance sheet for March 31, 2000 also includes investments held in a newly established deferred compensation trust. The Company believes that its funding of this trust is adequate to provide, on a present value basis, for its respective future liabilities created with respect to the combined projected deferral amounts through December 31, 2000. These investments remain assets of the Company and are available to general creditors of the Company in the event of the Company's insolvency.

NOTE 5. JSB SOFTWARE TECHNOLOGIES, PLC

         On September 20, 1999 the Company signed a definitive agreement to sell Surfwatch Software Inc. ("SurfWatch"), a subsidiary of the Company, to JSB Software Technologies, plc ("JSB"). This transaction was completed on November 4, 1999 at which time Spyglass received consideration of $17 million cash and 800,000 shares of JSB (EASDAQ: JSBS) valued at $12 million on the date of the transaction. This transaction resulted in a pre-tax gain of $27.4 million. Additionally, as a result of this transaction, $25 million of the Company's net operating loss carryforwards was utilized to offset most of the related tax liability.

         During the quarter ended March 31, 2000 the Company sold one-third of the shares received from JSB. Before taxes, the sale of JSB shares generated cash proceeds to the Company of approximately $31 million and resulted in a pre-tax gain of approximately $26.8 million. As of March 31, 2000, the Company continues to hold shares representing approximately 6 percent of the outstanding equity of JSB. The remaining JSB shares held by the Company had a market value in excess of $50 million on March 31, 2000 and a cost basis of $8 million.

NOTE 6. RESTRUCTURING CHARGE

In the first quarter of fiscal 2000 the Company recorded a non-recurring restructuring charge consisting primarily of severance and related personnel costs associated with the organizational realignment of the Company's professional services group. This realignment was completed in November 1999 and resulted in a restructuring charge of $859,000 in the three months ended December 31, 1999. Approximately $170,000 of this restructuring charge was included in accrued expenses and other liabilities at March 31, 2000.

NOTE 7. MERGER WITH OPENTV CORP.

On March 26, 2000 the Company entered into an agreement with OpenTV Corp., a British Virgin Islands corporation ("OpenTV"), under which the Company agreed to merge with a wholly-owned subsidiary of OpenTV. As a result of the merger, the Company will become a wholly-owned subsidiary of OpenTV. This merger transaction, in which the stockholders of the Company will receive 0.7236 of an OpenTV Class A Ordinary Share in exchange for each share of common stock held by them, is expected to be accounted for as a purchase and is expected to close during the quarter ending September 30, 2000, subject to various conditions, including customary regulatory approvals and approval by the stockholders of OpenTV and the stockholders of the Company. During the quarter ended March 31, 2000 the Company recorded a non-recurring charge of $300,000 consisting primarily of legal and consulting fees incurred in connection with the anticipated merger with OpenTV. The entire $300,000 of this non-recurring charge was included in accrued expenses and other liabilities at March 31, 2000.

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

         During the quarter ended March 31, 2000 the Company sold one-third of the shares received from JSB in connection with the SurfWatch transaction. Before taxes, the sale of JSB shares generated cash proceeds to the Company of approximately $31 million and resulted in a pre-tax gain of approximately $26.8 million. As of March 31, 2000 the Company continues to hold shares of JSB representing approximately 6 percent of the outstanding equity of JSB. The remaining JSB shares held by the Company had a market value in excess of $50 million on March 31, 2000 and a cost basis of $8 million.

         In the first quarter of fiscal 2000 the Company recorded a non-recurring restructuring charge consisting primarily of severance and related personnel costs associated with the organizational realignment of the Company's professional services group. This realignment was completed in November 1999 and resulted in a restructuring charge of $859,000 in the three months ended December 31, 1999. Approximately $170,000 of this restructuring charge was included in accrued expenses and other liabilities at March 31, 2000.

         On March 26, 2000 the Company entered into an agreement with OpenTV Corp., a British Virgin Islands corporation ("OpenTV"), under which the Company agreed to merge with a wholly-owned subsidiary of OpenTV. As a result of the merger, the Company will become a wholly-owned subsidiary of OpenTV. This merger transaction, in which the stockholders of the Company will receive 0.7236 of an OpenTV Class A Ordinary Share in exchange for each share of common stock held by them, is expected to be accounted for as a purchase and is expected to close during the quarter ending September 30, 2000, subject to various conditions, including customary regulatory approvals and approval by the stockholders of OpenTV and the stockholders of the Company. During the quarter ended March 31, 2000 the Company recorded a non-recurring charge of $300,000 consisting primarily of legal and consulting fees incurred in connection with the anticipated merger with OpenTV. The entire $300,000 of this non-recurring charge was included in accrued expenses and other liabilities at March 31, 2000.

         Management believes that its results of operations, without giving effect to these one-time events, present a more accurate presentation of the Company's ongoing business. Accordingly, the following analyses for the three and six months ended March 31, 2000, including amounts and percentages, exclude the approximately $26.8 million gain from the sale of JSB stock and the related income tax provisions of $12.5 million, the $27.4 million gain from the sale of SurfWatch and the related state and alternative minimum tax provisions of $988,000, as well as the $300,000 non-recurring charge related to the merger with OpenTV and the $859,000 restructuring charge.



RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 COMPARED WITH QUARTER ENDED MARCH 31, 1999

         Internet technology revenues for the quarter ended March 31, 2000 decreased $926,000 or 22%, to $3,326,000 from $4,252,000 for the quarter ended March 31, 1999. Excluding $1,302,000 of prior year second fiscal quarter revenue associated with SurfWatch Software, a subsidiary sold by Spyglass in November 1999, Internet technology revenues increased $376,000 or 13% in the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. This increase was due to an increase in the dollar value of licensing contracts signed during the quarter, primarily strong licensing revenue from Spyglass Device Mosaic. Management expects fiscal 2000 Internet technology revenues to exceed fiscal 1999 Internet technology revenues excluding SurfWatch revenues, but also expects that the Company will continue to experience quarter to quarter variances due its reliance on the execution of a relatively limited number of large licensing agreements, and the associated uncertainty of the sales cycle related to those transactions. As a result, if one or more of these significant license agreements do not close within any quarter, the Company's revenue and earnings for that quarter would be adversely affected.

         Service revenues for the quarter ended March 31, 2000, which include both professional services revenues and revenues from customer support agreements, increased $2,587,000 or 82%, to $5,754,000 from $3,167,000 for the quarter ended March 31, 1999. This increase was primarily due to revenues generated in the quarter ended March 31, 2000 from the Company's Solution Center in Lexington, Massachusetts. This Solution Center provides services to Motorola Broadband Communications Sector (formerly General Instrument Corp.) with dedicated resources in a facility that was established in the first fiscal quarter of the prior fiscal year. Because this Solution Center was established in the first fiscal quarter of the prior fiscal year, it generated only minimal revenue during the second quarter of fiscal 1999 as compared to the second quarter of fiscal 2000. The Company expects quarterly professional services revenues to increase in absolute dollars, and as a percentage of total net revenues, during the remainder of fiscal 2000 when compared to corresponding periods in the prior fiscal year.


         Gross profit as a percentage of total net revenues was 57% for the quarter ended March 31, 2000 compared to 67% for the quarter ended March 31, 1999. This reduction was primarily a result of higher service revenues as a percentage of total net revenues, and a decline in gross margin from services from 38% in the second quarter of fiscal 1999 to 34% in the second quarter of the current fiscal year. The decline in service revenue gross margin was associated with a change in the staffing of the Spyglass Professional Services organization. Beginning with fiscal 2000, the Company has organized a dedicated professional service group, and all costs associated with that group are reflected in cost of services revenue. In the prior fiscal year, exclusive of Solution Center employees, all engineers were treated as research and development staff, and only the cost of their time spent on customer engagements was reclassified to cost of services revenue. As a result, time spent on activities such as training, meetings and other administrative functions were reflected in research and development. Technology revenue gross margin improved to 95% in the current quarter from 89% in the corresponding prior year period, as a result of a reduction in royalty costs associated with third-party software. This improvement partially offset the decline in service revenue margins.

         Gross profit, as a percentage of total net revenues, is expected to be lower for the remainder of fiscal 2000 than in fiscal 1999 as service revenues, which typically have lower gross margins than technology revenues, will continue to compose a higher percentage of total revenues. This trend, however, could fluctuate from quarter to quarter as the quantity and value of signed technology license agreements may vary.

         Sales and marketing expenses for the quarters ended March 31, 2000 and March 31, 1999 were virtually the same in absolute dollars, but decreased as a percentage of total net revenues to 24% from 29%. An increase in marketing program expenses due to the initiation of a new advertising campaign in the second quarter 2000 and an increase in travel expenses were offset primarily by a reduction in payroll expenses and marketing programs as a result of the sale of

SurfWatch. Sales and marketing expenses for the remainder of fiscal 2000 are expected to increase slightly as a result of the hiring of new sales personnel and the launch of new advertising and public relations campaigns related to the Company's increased focus on the ITV and MD markets

         Research and development expenses for the quarter ended March 31, 2000, decreased $534,000 or 29%, to $1,290,000 from $1,824,000 for the quarter ended March 31, 1999, and decreased as a percentage of total net revenues to 14% from 25%. This decrease primarily was due to a shift of costs related to the creation of a dedicated professional services staff in fiscal 2000, as discussed above, and the reduction in payroll expenses due to reduced research and development staffing resulting from the sale of SurfWatch. The Company anticipates that its direct investment in research and development will remain constant or increase slightly in absolute dollars during the remainder of fiscal 2000 as compared to the quarter ended March 31, 2000. The Company believes that the planned level of investment, when combined with its retained ownership of the engineering developments of its professional service engineers, will provide sufficient funding of its research and development activities for the remainder of fiscal 2000.

         General and administrative expenses for the quarter ended March 31, 2000 increased $396,000, or 31%, to $1,681,000 from $1,285,000 for the quarter ended March 31, 1999 and increased as a percentage of total net revenues to 19% from 17%. The increase in absolute dollars is due to an increase in legal and consultant expenses of $200,000 due to patent litigation and other legal services, an increase in facility expenses of $116,000 related primarily to a one-time rent abatement in the prior year and an increase in compensation and related employee expenses of $66,000. The increase in compensation and related employee expenses is due primarily to an increase in restricted stock compensation expenses partially offset by a decrease in salary expenses due in part to the sale of Surfwatch. The Company expects general and administrative expenses to decline slightly for the remaining quarters in fiscal 2000, as compared to the quarter ended March 31, 2000, in part due to an anticipated reduction in the need for outside legal services.

         During the quarter ended March 31, 2000 the Company recorded a non-recurring charge of $300,000 consisting primarily of legal and consulting fees incurred in connection with the anticipated merger with OpenTV.

         The Company recorded an income tax provision for the quarter ended March 31, 2000 based on an estimated annualized effective tax rate of 26%. No income tax provision for the quarter ended March 31, 1999 was recorded due to the utilization of loss carryforwards.


SIX MONTHS ENDED MARCH 31, 2000 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1999

           Internet technology revenues for the six months ended March 31, 2000 increased $520,000 or 9%, to $6,637,000 compared to $6,117,000 for the six months ended March 31, 1999. Excluding a decline of $1,619,000 in SurfWatch revenues, a subsidiary sold by Spyglass in November 1999, Internet Technology revenues increased $2,139,000 or 52% in the six month period ended March 31, 2000 over the comparable prior year period. This increase was due primarily to an increase in the dollar value of licensing contracts signed during the current year.

         Service revenues for the six months ended March 31, 2000 increased $3,582,000, or 51%, to $10,656,000 compared to $7,074,000 for the six months ended March 31, 1999. This increase was primarily due to revenues generated in the six months ended March 31, 2000 from the Company's Solution Center in Lexington, Massachusetts servicing Motorola Broadband Communications Sector (formerly General Instrument Corp) which generated only minimal revenue during the corresponding prior period.

         Gross profit as a percentage of revenues was 56% for the six months ended March 31, 2000 compared to 65% for the six months ended March 31, 1999 due to a higher mix of service revenues and a decline in service revenue gross margin. Gross margins on service revenue decreased to 33% for the six months ended March 31, 2000 from 45% for the six months ended March 31, 1998. The decline in service revenue gross margin was associated with a change in the staffing of the Spyglass Professional Services organization. Beginning with fiscal 2000, the Company has organized a dedicated professional service group, and all costs associated with that group are reflected in cost of service revenue. In the prior fiscal year, exclusive of Solution Center employees, all engineers were treated as research and development staff, and only the cost of their time spent on customer engagements was reclassified to cost of services revenue. As a result, time spent on activities such as training, meetings and other administrative functions were reflected in research and development. The decline in service revenue gross margin was offset, in part, by higher gross margins realized on Internet technology revenue due to a reduction in royalty costs associated with third-party software.

         Sales and marketing expenses for the six months ended March 31, 2000 and March 31, 1999 were virtually the same in absolute dollars, but decreased as a percentage of total net revenues to 25% from 33% in those periods. An increase in sales commissions due to higher revenues and an increase in travel expenses were offset primarily by decreases in payroll expenses and marketing programs as a result of the sale of SurfWatch.

         Research and development expenses for the six months ended March 31, 2000 decreased $773,000, or 21%, to $2,872,000 from $3,645,000 for the six months ended March 31, 1999 and decreased as a percentage of total net revenues to 17% from 28%. The decrease was due primarily to the shift in costs from research and development to cost of professional service revenues related to the creation of a dedicated professional services group discussed above, and the reduction in payroll expenses due to lower research and development staffing resulting from the sale of SurfWatch.

         General and administrative expenses for the six months ended March 31, 2000 increased $913,000, or 32%, to $3,776,000 from $2,863,000 for the six months ended March 31, 1999 and remained a constant 22% of total net revenues. The increase in absolute dollars was due to an increase in legal and consultant expenses of $622,000 due to patent litigation and other legal services, an increase in facility expenses of $164,000 related primarily to a one-time rent abatement in the prior year, and an increase in compensation and related employee expenses of $144,000. The increase in compensation and related employee expenses was due primarily to an increase in restricted stock compensation expenses partially offset by a decrease in salary expenses due in part to the sale of Surfwatch.

         During the six months ended March 31, 2000 the Company recorded a non-recurring charge of $300,000 consisting primarily of legal and consulting fees incurred in connection with the anticipated merger with OpenTV, and a non-recurring restructuring charge of $859,000 consisting primarily of severance and related personnel costs associated with the organizational realignment of the Company's professional services group.

         The Company recorded an income tax provision for the six months ended March 31, 2000 based on an annualized effective tax rate of 26%. No tax benefit was recorded for the six months ended March 31, 1999. The Company believed that it was appropriate to defer recognition of potential tax benefits until such time when its return to profitability provided assurances that these tax benefits would be realized.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the Company had no debt and had cash, cash equivalents, and short-term investments of $81,869,000, and working capital of nearly $100,377,000. The Company's operating activities provided cash of $1,843,000 and used cash of $3,119,000 for the six months ended March 31, 2000 and March 31, 1999, respectively.

         In February 2000, the Company received $30,784,000 in cash from the sale of JSB marketable securities. In November 1999, the Company received $17,000,000 in cash from the sale of SurfWatch Software, Inc. to JSB.

         The Company's accounts receivable and unbilled accounts receivable balance decreased to $6,886,000 at March 31, 2000 from $9,630,000 at September 30, 1999. This decrease was primarily due to shorter payment terms on contracts entered into during the quarter ended March 31, 2000 as compared to the quarter ended September 30, 1999.

         The Company's capital expenditures totaled $1,617,000 and $401,000 for the six months ended March 31, 2000 and 1999, respectively. The increase was due primarily to expenditures related to the Company's new Menlo Park Solution Center, continued build-out of the Lexington Solution Center, workstations for new employees and upgrades to the Company's corporate infrastructure and development networks. The Company does not currently have any material capital expenditure commitments for the remainder of fiscal 2000.

         The Company believes that its current cash and cash equivalents, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through at least the twelve-month period ending March 31, 2001.

FACTORS AFFECTING OPERATING RESULTS

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

SPYGLASS HAS FOCUSED ON A TARGET MARKET THAT IS RELATIVELY NEW AND UNDEVELOPED AND MAY NOT BE SUCCESSFUL IN PENETRATING THIS MARKET.

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

SPYGLASS' QUARTERLY REVENUES AND OPERATING RESULTS ARE NOT INDICATIVE OF FUTURE PERFORMANCE AND ARE DIFFICULT TO FORECAST.

         The Company's quarterly operating results have varied and they may continue to vary significantly depending on factors such as the timing of significant license or service agreements, the terms of the Company's licensing and service arrangements with its customers and the timing of new product introductions and upgrades by the Company and its competitors. The Company typically structures its license agreements with customers to require commitments for a minimum number of licenses, and license revenues are recognized as the committed licenses are purchased. Additional revenues from a customer typically will not be earned unless and until the initial committed levels are exceeded. The Company's revenues in any quarter will depend in significant part on its ability to license technologies and provide services to new customers in that quarter and the timing of product or service deployment by its customers. The Company typically structures its professional service agreements with customers to recognize revenue based on the percentage of completion method of accounting. The Company's expense levels are based in part on expectations of future revenue levels and are difficult to adjust in the short term. Any shortfall in expected revenue could therefore have a disproportionate adverse effect on the Company's operating results in any given period.

SPYGLASS' QUARTERLY REVENUES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO ITS LENGTHY SALES CYCLE.

         The purchase of Spyglass' products and services involves significant commitment of capital and other resources by its customers. Spyglass may need to educate potential customers on the use and benefits of its products and services. Spyglass customers often spend a substantial time performing internal reviews and obtaining expenditure approvals as well as time spent considering a wide range of issues before committing to purchase products and services from Spyglass. As a result of these and other factors, Spyglass' sales cycle varies significantly between customers and often extends between six and twelve months, or longer. Because of the length of the sales cycle with many of its customers, Spyglass has a limited ability to accurately forecast the timing and amount of specific sales. Any delay in anticipated sales of its products and services can cause Spyglass' quarterly revenues and operating results to fluctuate significantly.

SPYGLASS DERIVES A SIGNIFICANT PERCENTAGE OF ITS REVENUE FROM A LIMITED NUMBER OF CUSTOMERS, AND THE LOSS OF ANY SIGNIFICANT CUSTOMER COULD HAVE AN ADVERSE EFFECT ON ITS OPERATING RESULTS.

         Spyglass derived approximately 68% of its revenue during the quarter ended March 31, 2000 from three customers. In addition, Spyglass derived approximately 22% and 40% of its revenues for the fiscal years ended September 30, 1999 and September 30, 1997, respectively from Microsoft. Spyglass derived approximately 12% of its revenues for the fiscal year ended September 30, 1999 from Motorola Broadband Communications Sector (formerly General Instrument) and Spyglass derived approximately 15% of its revenues for the fiscal year ended September 30, 1998 from Motorola Corporation. As the information appliance market develops, Spyglass expects to continue to derive a significant portion of its revenues from a relatively limited number of customers. Although Spyglass expects that its reliance on any particular customer will decline as the information appliance market develops and its customer base expands, the failure of Spyglass to enter into a sufficient number of licensing agreements or sustain revenues from major customers during a particular period could have an adverse effect on Spyglass' future operating results.

BECAUSE THE INFORMATION APPLIANCE MARKET IS NEWLY EMERGING, THE POTENTIAL SIZE OF THIS NEW MARKET OPPORTUNITY AND THE TIMING OF ITS DEVELOPMENT ARE UNCERTAIN.

         Because the information appliance market is newly emerging, the potential size of this new market opportunity and the timing of its development are uncertain. In addition, the information appliance market is characterized by rapidly changing technology, evolving industry standards and customer demands, and frequent product introductions and enhancements, which make it difficult to predict whether the initial commercial acceptance of Spyglass' solutions can be sustained over a period of time. Spyglass' future operating results are largely dependent upon the commercialization and broad acceptance by consumers and businesses of a wide variety of information appliances including, among others, television set-top boxes, televisions, gaming devices, wireless smart phones, navigation devices, Internet screen phones and Web terminals.

         Broad acceptance of all information appliances will depend on many factors such as the willingness of large numbers of consumers to use devices other than personal computers to access the Internet; the development of content and applications for information appliances; and the continued emergence of industry standards that facilitate the distribution of content over the Internet to information appliances. If the market for information appliances does not develop or develops more slowly than anticipated, Spyglass' revenues may not grow as anticipated.

THE MARKET FOR SPYGLASS' PRODUCTS AND SERVICES IS SUBJECT TO EXTREME COMPETITION, WHICH COULD ADVERSELY AFFECT SPYGLASS' BUSINESS.

         The market for Internet technologies and services is extremely competitive, and competition is likely to increase in the future. Spyglass currently faces competition from other Internet information appliance technology vendors and service providers such as BSQUARE, Liberate Technologies, Microsoft, OpenTV (until completion of the merger), Oracle, Phone.com, Sun Microsystems, on-line service companies, Internet access providers and networking software companies. Spyglass anticipates additional competition from other established and emerging companies. Additionally, Spyglass considers a significant source of competition for its Internet solutions to be the prospect company's internal resources. Spyglass expects competition to persist and intensify as the information appliance market develops and competitors focus on additional product and service offerings. Increased competition could result in price reductions, reduced gross margins, longer sales cycles, fewer customer orders, reduced revenues and loss of market share, any of which could adversely affect Spyglass' business.

SPYGLASS' SUCCESS IS DEPENDENT IN LARGE PART ON THE ABILITY OF ITS CUSTOMERS TO SUCCESSFULLY DEPLOY THEIR PRODUCTS AND SERVICES.

         Spyglass has provided its solutions to content providers, service operators and device manufacturers within the cable and satellite television, wireless, telecommunications, office equipment, automotive and industrial control markets who then deploy products and/or services within these markets. The success of Spyglass is therefore dependent in large part on the performance of its customers and the market acceptance of its customers' products and services, which is outside of Spyglass' control.

INTERNATIONAL EXPANSION IS AN IMPORTANT PART OF SPYGLASS' GROWTH STRATEGY AND INVOLVES SPECIFIC RISKS WHICH MAY LIMIT SPYGLASS' ABILITY TO GROW INTERNATIONAL REVENUES.

         International sales of products and services accounted for 20%, 11% and 8% of Spyglass' total revenues in the years ended September 30, 1999, 1998 and 1997, respectively, and for 13% of Spyglass' revenues in the six months ended March 31, 2000. Spyglass expects international sales to continue to account for a significant portion of Spyglass' revenues, especially as Spyglass increases its sales and marketing activities with respect to international licensing of Spyglass' technologies and providing customer development and support services to international customers. Accordingly, Spyglass' success will depend, in part, upon international economic conditions and upon Spyglass' ability to manage international sales and marketing operations. To successfully expand international revenues, Spyglass must establish additional foreign operations, hire additional personnel, increase its capacity to provide customer development and support services and increase its foreign direct and indirect sales forces. This expansion will require significant management attention and resources, which could divert attention from other aspects of Spyglass' business. To the extent Spyglass is unable to expand its international operations in a timely manner, Spyglass' international revenue growth, if any, may be limited.

SPYGLASS MAY BE SUBJECT TO LITIGATION REGARDING PROPRIETARY RIGHTS THAT COULD HAVE AN ADVERSE EFFECT ON ITS BUSINESS.

         Spyglass from time to time receives notices alleging that its products infringe third-party proprietary rights. Patent and similar litigation frequently is complex and expensive and its outcome can be difficult to predict. If, as a result of proprietary rights infringements by any of Spyglass' products, Spyglass is required to discontinue sales of certain products, eliminate certain features on its products, or pay royalties to another party, Spyglass' future operating results could be adversely affected.

SPYGLASS MAY BE UNABLE TO ADEQUATELY PROTECT ITS PROPRIETARY RIGHTS.

         Spyglass' future success is dependent on its ability to protect its proprietary rights to the technologies used in its products. If not adequately protected, Spyglass competitors could use the intellectual property that Spyglass has developed to enhance their products and services, which could harm Spyglass' business. Spyglass relies on patent protection, copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provision, to protect its proprietary rights, but these legal means afford Spyglass only limited protection.

SPYGLASS MUST ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL IN A COMPETITIVE LABOR MARKET.

         Spyglass' future success is dependent on its ability to hire additional members of its management team and other key employees. Competition for such personnel is intense. Spyglass has experienced, and it expects to continue to experience in the future, difficulty in hiring highly skilled employees with the appropriate qualifications, particularly qualified technical personnel. If Spyglass does not succeed in attracting new personnel or retaining and motivating its current personnel, Spyglass' business could be adversely affected.

         In addition, Spyglass provides its customers comprehensive services including strategic consulting, product design, custom application development, porting, integration, quality assurance testing, product support and third party project management services. Spyglass derived 54%, 45%, and 31% of its revenue during the years ended September 30, 1999, 1998 and 1997, respectively, and 62% of its revenue in the six months ended March 31, 2000 from providing these services to its customers. Spyglass' ability to attract new personnel or retain and motivate its current personnel that are skilled in providing each of these specific categories of services could impact Spyglass' ability to grow its services revenue as anticipated.

SPYGLASS MAY BE UNABLE TO SUCCESSFULLY MANAGE CHANGES IN ITS BUSINESS.

         Spyglass has experienced a period of significant growth. This growth has placed significant demands on its management and strains on its resources. Spyglass' ability to manage changes in its business will depend on its ability to continue to enhance its operating, financial and management information systems. Spyglass' personnel, systems and controls may not be adequate to support its growth, if any. If Spyglass is unable to manage change effectively, maintain the quality of its products and services and retain key personnel, its operating results and financial condition could be significantly affected.

SPYGLASS MAY BE UNABLE TO MAKE ATTRACTIVE ACQUISITIONS OR INVESTMENTS OR INTEGRATE ACQUIRED COMPANIES.

         As part of Spyglass' business strategy, Spyglass plans to continue to acquire or make investments in complementary businesses, products, services or technologies to increase its product and service offerings and obtain new technologies. However, Spyglass may not be able to identify suitable acquisition or investment candidates. Even if Spyglass does identify suitable candidates, Spyglass may not be able to make such acquisitions or investments on commercially acceptable terms. If Spyglass buys a business, it could have difficulty in assimilating that company's personnel, operations, products, services or technologies into Spyglass' operations. These difficulties could disrupt Spyglass' ongoing business, distract its management and employees, increase its expenses and adversely affect its results of operations.

         Spyglass has acquired several businesses. Achieving the anticipated benefits of these acquisitions depends in part upon whether the integration of these businesses is accomplished in an efficient, effective and timely manner. In some cases, the difficulty associated with integrating these businesses may be increased by the necessity of coordinating geographically separated organizations. There can be no assurance that all of the anticipated benefits of these acquisitions will be achieved. If Spyglass is unable to successfully develop and market products and product enhancements as a result of these acquisitions, Spyglass may not realize new enhanced revenue.

THE MARKET PRICE FOR SPYGLASS COMMON STOCK COULD BE EXTREMELY VOLATILE AND MAY RESULT IN LITIGATION AGAINST SPYGLASS.

         The stock market has experienced significant price and volume fluctuations, and the market price for Spyglass common stock could be volatile. In the past, following periods of volatility in the market price of a company's securities, stockholders have often instituted securities class action litigation. Litigation could result in substantial costs and a diversion of management's attention and resources.

SPYGLASS' CHARTER DOCUMENTS MAY INHIBIT A TAKEOVER.

         Provisions in Spyglass' certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in Spyglass' management that a stockholder might consider favorable. These provisions include, among others:

         o the division of the Board of Directors into three separate classes;

         o the establishment of advance notice requirements for director nominations and actions to be taken at stockholder meetings;

         o the right of the Board to elect a director to fill a vacancy created by the expansion of the Board, and

         o the requirement that a special meeting of stockholders be called by the Board of Directors or the President.

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

         As a result of the sale of SurfWatch to JSB on November 4, 1999, Spyglass received 800,000 shares of JSB common stock which on the date of the transaction were valued at $12,000,000. After the sale of a portion of these shares during the quarter ended March 31, 2000, the 533,333 remaining shares had a market value of approximately $50,100,000 on March 31, 2000. Due to restrictions on the sale of these shares, Spyglass has reflected a partial increase in the value of its investment in these securities to $30,400,000 with the unrealized gain, net of tax, reflected in the Shareholders' Equity section of the Consolidated Balance Sheet. Spyglass' investment in these securities is subject to volatility in economic and market conditions.

PART II.                      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 28, 1999, the Company and certain of its officers and directors were named as defendants in a purported class action lawsuit filed in the United States District Court for the Northern District of Illinois (Eastern Division). Thereafter, eleven substantially similar actions were filed in the same Court. All complaints principally claimed that the defendants violated federal securities laws allegedly by making false and misleading statements and by failing to disclose material information concerning the Company's financial performance during the purported class period of October 21, 1998 through January 4, 1999. The complaints further alleged that certain officers and/or directors of the Company sold stock in the open market during the class period and sought unspecified damages. On April 20, 1999 the Court granted the plaintiff's motion to consolidate the lawsuits into a single complaint, which plaintiffs filed on May 7, 1999. On May 21, 1999, the defendants filed a motion to dismiss the consolidated amended complaint as against all defendants, which the plaintiffs opposed on June 10, 1999. On July 20, 1999 the Court denied the defendants' motion to dismiss and ordered the case to proceed to discovery. On August 4, 1999, defendants filed their answer to the consolidated amended complaint, denying all liability. Thereafter, although the Company and all of the individual defendants continued to deny any wrongdoing, an agreement to settle the matter was reached and preliminarily approved by the Court on December 23, 1999. The entire settlement amount of $1.55 million was paid into escrow by the Company's Directors and Officers Liability insurer. The settlement provides that all claims against the Company and the individual defendants will be dismissed upon entry of a final judgment. On March 24, 2000, a final fairness hearing was held before U.S. Magistrate Judge Rosemond who thereafter issued his report and recommendation to the District Court that the settlement be approved and that a final judgment be entered dismissing the action. The Magistrate Judge's report has been taken under advisement by the District Court. On May 9, 2000, the District Court issued an Order requesting that Plaintiff's counsel submit additional information in support of the request for approval of settlement on behalf of the class. Plaintiff's counsel has informed the Company that it plans to submit the requested information. Once the judgment is entered by the District Court, the settlement will become final after the expiration of the thirty day appeal period.


On June 25, 1999, Spyglass, Inc. filed a complaint with the U.S. District Court for the Northern District of California. The Complaint alleges that N2H2 Incorporated ("N2H2"), of Seattle, Washington, infringed Spyglass' U.S. Patent No. 5,884,033 for an Internet filtering system. The complaint asked the Court both to enjoin further infringement by N2H2 and to award monetary damages. On August 2, 1999 N2H2 filed its answer, alleging that the patent-in-suit was invalid, unenforceable, and did not infringe and sought an award of attorneys' fees for Spyglass' filing of the complaint. On January 18, 2000, Spyglass and N2H2 entered into a settlement agreement. Under the terms of the settlement agreement, Spyglass granted N2H2 a non-exclusive license under the patent-in-suit in exchange for an undisclosed amount of money. As a result of the settlement, the lawsuit was dismissed by the Court on January 26, 2000.

On December 29, 1999, Spyglass, Inc. received formal notice of an alleged breach by Spyglass of its obligations under its Professional Services Agreement with New GMS, Inc. ("New GMS") dated November 13, 1998. This notice requested a "cure" to the purported breach within thirty days, such cure period to expire on January 31, 2000. On January 10, 2000 Spyglass responded to this notice indicating that it was not in breach and that pursuant to the agreement between the parties, it was continuing to work on the project. On February 3, 2000, New GMS informed Spyglass that the contract was terminated as of January 31, 2000 due to Spyglass' failure to cure its purported breach; however, New GMS also indicated a desire to resolve the matter informally. Spyglass responded on February 7, 2000 indicating that it was not in breach of its agreement with New GMS but was willing to discuss an amicable resolution. No informal resolution was reached. On March 1, 2000, Spyglass was served with a complaint by New GMS. The complaint alleged that Spyglass had breached the agreement between the parties and committed fraud in the inducement of the agreement between the parties. The complaint seeks $6,005,000 in compensatory damages, plus unspecified punitive damages and attorneys' fees. The complaint names Spyglass and its former employee Wayne Yurtin. Spyglass has agreed to pay for Mr. Yurtin's representation and to indemnify him to the extent that he would have been entitled to indemnity had he been a current employee of Spyglass. On March 13, 2000, Spyglass received a first amended complaint from New GMS. The amended complaint contained essentially the same allegations as the original complaint, but corrected minor factual errors. Spyglass and Mr. Yurtin answered the first amended complaint on May 4, 2000. Further, Spyglass and Mr. Yurtin filed their cross complaint for breach of contract and common counts on May 4, 2000. Spyglass and Mr. Yurtin have been served with discovery by New GMS and expect to serve New GMS with discovery in the coming weeks.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 7, 2000, the following proposals were voted on at the Annual Meeting of stockholders:

         Proposal                                          For        Against /Withheld         Abstain
         --------                                     ------------    -----------------         -------
1.       To elect John Shackleton as a Class II
         director to serve for a three-year term
         expiring at the Annual Meeting following
         the fiscal year   ended September 30, 2002     13,411,609          171,095               N/A

         To elect Martin J. Leamy as a Class II
         director to serve for a three-year term
         expiring at the Annual Meeting following
         the fiscal year ended September 30, 2002       13,411,709          170,995               N/A


2.       To approve an amendment to the
         Company's 1995 Stock Incentive
         Plan increasing the number of shares

         of Common Stock issuable under the
         Plan from 4,250,000 shares to
         5,050,000 shares and the continuance of
         the plan, as amended                         12,211,010        1,348,780                22,914

3.       To ratify the selection of Ernst & Young
         LLP as the Company's independent
         auditors for the current fiscal year         13,541,289           28,296                13,119


         In addition to the two directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting; Brian
J. Jackman, Douglas P. Colbeth and Charles T. Brumback.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K

The exhibits are listed in the accompanying Index to Exhibits immediately following the signature page.

(b) Reports on Form 8-K

On March 29, 2000, the Company filed a Current Report on Form 8-K dated March 26, 2000 relating to the Agreement and Plan of Merger and Reorganization, dated March 26, 2000, among the Company, OpenTV Corp. and Sonnet Acquisition Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Spyglass, Inc.
                                             Registrant





Date: May 11, 2000                     /s/  Gary Vilchick
                                      ----------------------------------------
                                            Gary Vilchick
                                            Executive Vice President, Finance,
                                            Administration and Operations and
                                            Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit No.                Description
-----------                -----------
2.1 (1)                    Agreement and Plan of Merger and Reorganization,
                           dated March 26, 2000, among the Company, OpenTV
                           Corp., and Sonnet Acquisition Corp.

10.2                       1995 Stock Incentive Plan as amended

27                         Financial Data Schedule


(1) Incorporated herein by reference from the Company's Current Report on Form 8-K dated March 26, 2000.

                                                                    EXHIBIT 10.2

                                 SPYGLASS, INC.


                      1995 STOCK INCENTIVE PLAN, AS AMENDED


1.       Purpose

         The purpose of this 1995 Stock Incentive Plan (the "Plan") of Spyglass, Inc., a Delaware corporation (the "Company"), is to advance the interests of the Company by enhancing its ability to attract and retain key employees, consultants and others who are in a position to contribute to the Company's future growth and success.

2.       Definitions

         "Award" means any Option, Stock Appreciation Right, Performance Shares, Restricted Stock or Unrestricted Stock awarded under the Plan.

         "Board" means the Board of Directors of the Company.

         "Code" means the Internal Revenue Code of 1986, as amended from time to time.

         "Committee" means a committee of not less than two members of the Board appointed by the Board to administer the Plan, provided that if and when the Common Stock is registered under Section 12 of the Exchange Act, each member of the Committee shall be a "Non-Employee Director" within the meaning of Rule 16b-3 under the Exchange Act ("Rule 16b-3").

         "Common Stock" means the Common Stock, $.01 par value per share, of the Company.

         "Company" means Spyglass, Inc. and, except where the context otherwise requires, all present and future subsidiaries of Spyglass, Inc. as defined in
Section 424(f) of the Code.

         "Designated Beneficiary" means the beneficiary designated by a Participant, in a manner determined by the Board, to receive amounts due or exercise rights of the Participant in the event of the Participant's death. In the absence of an effective designation by a Participant, Designated Beneficiary shall mean the Participant's estate.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time.

         "Fair Market Value" means, with respect to Common Stock or any other property, the fair market value of such property as determined by the Board in good faith or in the manner established by the Board from time to time.

         "Incentive Stock Option" means an option to purchase shares of Common Stock awarded to a Participant under Section 6 which is intended to meet the requirements of Section 422 of the Code or any successor provision.

         "Nonstatutory Stock Option" means an option to purchase shares of Common Stock awarded to a Participant under Section 6 which is not intended to be an Incentive Stock Option.

         "Option" means an Incentive Stock Option or a Nonstatutory Stock
Option.

         "Participant" means a person selected by the Board to receive an Award under the Plan.

         "Performance Shares" mean shares of Common Stock which may be earned by the achievement of performance goals established for a Participant under Section 8.

         "Reporting Person" means a person subject to Section 16 of the Exchange Act or any successor provision.

         "Restricted Period" means the period of time selected by the Board during which shares subject to a Restricted Stock Award may be repurchased by or forfeited to the Company.

         "Restricted Stock" means shares of Common Stock awarded to a Participant under Section 9.

         "Stock Appreciation Right" or "SAR" means a right to receive any excess in Fair Market Value of shares of Common Stock over the exercise price awarded to a Participant under Section 7.

         "Unrestricted Stock" means shares of Common Stock awarded to a Participant under Section 9(c).

3.       Administration

         The Plan will be administered by the Board. The Board shall have authority to make Awards and to adopt, amend and repeal such administrative rules, guidelines and practices relating to the Plan as it shall deem advisable from time to time, and to interpret the provisions of the Plan. The Board's decisions shall be final and binding. No member of the Board shall be liable for any action or determination relating to the Plan made in good faith. To the extent permitted by applicable law, the Board may delegate to one or more executive officers of the Company the power to make Awards to Participants who are not Reporting Persons and all determinations under the Plan with respect thereto, provided that the Board shall fix the maximum amount of such Awards to be made by such executive officers and a maximum amount for any one Participant. To the extent permitted by applicable law, the Board may appoint a Committee to administer the Plan and, in such event, all references to the Board in the Plan shall mean such Committee or the Board. All decisions by the Board or the Committee pursuant to the Plan shall be final and binding on all persons having or claiming any interest in the Plan or in any Award.

4.       Eligibility

         All of the Company's employees, officers, directors, consultants and advisors who are expected to contribute to the Company's future growth and success, other than persons who have irrevocably elected not to be eligible, are eligible to be Participants in the Plan. Incentive Stock Options may be awarded only to persons eligible to receive Incentive Stock Options under the Code.

5.       Stock Available for Awards

         (a) Subject to adjustment under subsection (b) below, Awards may be made under the Plan for up to 5,050,000 shares of Common Stock. If any Award in respect of shares of Common Stock expires or is terminated unexercised or is forfeited for any reason or settled in a manner that results in fewer shares outstanding than were initially awarded, the shares subject to such Award or so surrendered, as the case may be, to the extent of such expiration, termination, forfeiture or decrease, shall again be available for award under the Plan, subject, however, in the case of Incentive Stock Options, to any limitation required under the Code and provided that shares made available pursuant to this sentence shall be available for Awards to Reporting Persons only to the extent consistent with Rule 16b-3. Shares issued under the Plan may consist in whole or in part of authorized but unissued shares or treasury shares.

         (b) In the event that the Board, in its sole discretion, determines that any stock dividend, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination or other similar transaction affects the Common Stock such that an adjustment is required in order to preserve the benefits or potential benefits intended to be made available under the Plan, then the Board, subject, in the case of Incentive Stock Options, to any limitation required under the Code, shall equitably adjust any or all of (i) the number and kind of shares in respect of which Awards may be made under the Plan, (ii) the number and kind of shares subject to outstanding Awards, and (iii) the award, exercise or conversion price with respect to any of the foregoing, and if considered appropriate, the Board may make provision for a cash payment with respect to an outstanding Award, provided that the number of shares subject to any Award shall always be a whole number.

         (c) The Board may grant Awards under the Plan in substitution for stock and stock based awards held by employees of another corporation who concurrently become employees of the Company as a result of a merger or consolidation of the employing corporation with the Company (or a subsidiary of the Company) or the acquisition by the Company (or a subsidiary of the Company) of property or stock of the employing corporation. The substitute Awards shall be granted on such terms and conditions as the Board considers appropriate in the circumstances.

         (d) Subject to adjustment under Section 5(b), the maximum number of shares with respect to which an Award may be granted to any employee under the Plan shall not exceed 300,000 per calendar year. For purposes of calculating such maximum number, (a) an Award shall continue to be treated as outstanding notwithstanding its repricing, cancellation or expiration and (b) the repricing of an outstanding Award or issuance of a new Award in substitution for a cancelled Award shall be deemed to constitute the grant of a new additional Award separate from the original grant of the Award that is repriced or cancelled.

6.       Stock Options

         (a)      General

                  (i) Subject to the provisions of the Plan, the Board may award Incentive Stock Options and Nonstatutory Stock Options, and determine the number of shares of Common Stock to be covered by each Option, the option price of such Option and the conditions and limitations applicable to the exercise of such Option. The terms and conditions of Incentive Stock Options shall be subject to and comply with Section 422 of the Code, or any successor provision, and any regulations thereunder.

                  (ii) The Board shall establish the exercise price at the time each Option is awarded. In the case of Incentive Stock Options, such price shall not be less than 100% of the Fair Market Value of the Common Stock on the date of award.

                  (iii) Each Option shall be exercisable at such times and subject to such terms and conditions as the Board may specify in the applicable Award or thereafter. The Board may impose such conditions with respect to the exercise of Options, including conditions relating to applicable federal or state securities laws, as it considers necessary or advisable.

                  (iv) Options granted under the Plan may provide for the payment of the exercise price by delivery of cash or check in an amount equal to the exercise price of such Options or, to the extent permitted by the Board at or after the award of the Option, by (A) delivery of shares of Common Stock owned by the optionee for at least six months (or such shorter period as is approved by the Board), valued at their Fair Market Value, (B) delivery of a promissory note of the optionee to the Company on terms determined by the Board,
(C) delivery of an irrevocable undertaking by a broker to deliver promptly to the Company sufficient funds to pay the exercise price or delivery of irrevocable instructions to a broker to deliver promptly to the Company cash or a check sufficient to pay the exercise price, (D) payment of such other lawful consideration as the Board may determine, or (E) any combination of the foregoing.

                  (v) The Board may provide for the automatic award of an Option upon the delivery of shares to the Company in payment of the exercise price of an Option for up to the number of shares so delivered.

                  (vi) The Board may at any time accelerate the time at which all or any part of an Option may be exercised.

         (b)      Incentive Stock Options

                  Options granted under the Plan which are intended to be Incentive Stock Options shall be subject to the following additional terms and conditions:

                  (i) All Incentive Stock Options granted under the Plan shall, at the time of grant, be specifically designated as such in the option agreement covering such Incentive Stock Options. The Option exercise period shall not exceed ten years from the date of grant.